Form 10QSB
period 1995-06-30
AMERICAN ATLAS RESOURCE CORP
filed 1995-08-08
CIK 752388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        --------------------------------


For the quarter period ended JUNE 30, 1995                   Comm. File# 0-12813


                       AMERICAN ATLAS RESOURCE CORPORATION
       --------------------------------------------------------------------
                           (Formerly Wepco Energy Co.)
      (Exact name of small business registrant as specified in its charter)


         DELAWARE                                       84-0809164
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                240 WEST JESSUP STREET, BRIGHTON, COLORADO 80601
                ------------------------------------------------
                     (Address of principal executive office)


Registrant's telephone number, including area code:         (303) 659-8203


Check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X        No
                              -----         -----

The number of shares outstanding of each of the registrant's class of common stock or common stock equivalents

Class                                               Outstanding at June 30, 1995
--------------------------------------------------------------------------------
COMMON STOCK $.01 PAR VALUE                                        72,043 SHARES
PREFERRED STOCK                                                 523,903 SHARES*

---------------
  * CONVERTIBLE INTO 523,903 COMMON SHARES

                             AMERICAN ATLAS RESOURCE
                           CORPORATION (Formerly Wepco
                                   Energy Co.)

                Form 10QSB - For the Quarter Ended June 30, 1995


                                      INDEX

                                                                                     PAGE
PART I. FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    A.    Consolidated Balance Sheet - June 30, 1995                    3

                    B.    Consolidated Statements of Operations - Six Months
                          and Three Months ended June 30, 1995 and 1994                 4

                    C.    Consolidated Statements of Changes in Cash Flows - Six
                          Months Ended June 30, 1995 and 1994                           5

                    D.    Notes to Consolidated Financial Statements                    6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                         7


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                    10

         Item 2.  Changes in Securities                                                10

         Item 3.  Defaults Upon Senior Securities                                      10

         Item 4.  Submission of Matters to a Vote of Security Holders                  10

         Item 5.  Other Information                                                    10

         Item 6.  Exhibits and Reports on Form 8-K                                     10


PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                       AMERICAN ATLAS RESOURCE CORPORATION
                                AND SUBSIDIARIES
                           (Formerly Wepco Energy Co.)

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1995
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
        Cash                                                                      $    13,600
        Accounts Receivable (less $7,500 allowances for doubtful accounts)            141,300
        Parts and Equipment Inventory                                                  90,100
        Prepayments and Other                                                          11,500
                                                                                   -----------
             TOTAL CURRENT ASSETS                                                     256,500
                                                                                   -----------

PROPERTY AND EQUIPMENT:
        Oil and Gas Properties, (at cost on the successful
           efforts method of accounting)
              Proved Properties                                                     4,209,900
              Unproved Properties                                                       5,800
                                                                                   -----------
                                                                                    4,215,700
        Compressors                                                                 1,007,500
        Land and Building                                                             141,900
        Automobiles, Trucks and Heavy Equipment                                       131,300
        Shop Machinery, Equipment, Furniture and Fixtures                              58,400
                                                                                   -----------
                                                                                    5,554,800
        Accumulated Depreciation, Depletion and Amortization                       (4,006,600)
                                                                                   -----------
                                                                                    1,548,200
                                                                                   -----------

OTHER ASSETS:                                                                           1,100
                                                                                   -----------

             TOTAL ASSETS                                                         $ 1,805,800
                                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts Payable and Accrued Expenses                                     $   382,000
        Oil and Gas Revenue Payable                                                   226,200
        Production Taxes Payable                                                       69,300
        Current Portion of Long-Term Debt                                             222,700
                                                                                   -----------
             TOTAL CURRENT LIABILITIES                                                900,200
                                                                                   -----------


LONG-TERM DEBT AND OTHER LIABILITIES:
        Long-Term Debt                                                                167,600
        Production Taxes Payable                                                       25,400
        Advances From Joint Owners and Affiliates                                      53,500
                                                                                   -----------
                                                                                      246,500
                                                                                   -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
        Serial Preferred Stock, $.01 par value; 1,000,000 shares authorized:
          Series A, 462,890 shares issued and outstanding;
          face value $3.82 per share                                                1,768,200
          Series B, 61,013 shares issued and outstanding;
          face value $5.00 per share                                                  305,100
        Common Stock, $.01 par value; 12,000,000
           shares authorized; 72,043 shares issued and outstanding                        700
        Additional Paid-In Capital                                                  5,318,500
        Accumulated Deficit                                                        (6,733,400)
                                                                                   -----------
             TOTAL STOCKHOLDERS' EQUITY                                               659,100
                                                                                   -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                                               $ 1,805,800
                                                                                   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN ATLAS RESOURCE CORPORATION
                                AND SUBSIDIARIES
                           (Formerly Wepco Energy Co.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                            Six Months Ended                Three Months Ended
                                                                       --------------------------         ------------------------
                                                                                 June 30                           June 30
                                                                       --------------------------         ------------------------
                                                                          1995             1994               1995           1994
                                                                       --------------------------         ------------------------

REVENUES:
      Oil and Gas Sales                                                $173,600         $ 196,200         $  88,400       $ 91,700
      Compressor Rental Income                                          187,000           215,500            86,200        113,300
      Gain on Sale of Oil and Gas Properties (Net)                        3,900           125,100             3,900         31,300
      Sales and Services of Oil Field Equipment                          15,900            29,900            13,500         13,200
      Management and Operator Fees                                       24,300            26,900             3,800          4,200
      Other Income                                                       19,100             6,200            13,500          3,900
                                                                       --------         ---------         ---------       --------
                                                                        423,800           599,800           209,300        257,600
                                                                       --------         ---------         ---------       --------


COSTS AND EXPENSES:
      Oil and Gas Production Costs                                      105,100           178,200            51,800         89,000
      Compressor Operating Costs                                         84,000           114,900            35,500         47,000
      Costs of Oil Field Equipment and Services                          17,700            38,300            11,400         19,400
      Dry Holes and Exploration Expense                                      --            44,200                --          1,000
      Depreciation, Depletion and Amortization                          154,100           147,100            76,000         71,500
      General and Administrative                                        121,200           211,100            62,300         95,600
      Interest Expense                                                   22,800            30,700            12,500         14,800
                                                                       --------         ---------         ---------       --------
                                                                        504,900           764,500           249,500        338,300
                                                                       --------         ---------         ---------       --------


LOSS BEFORE INCOME TAXES                                                (81,100)         (164,700)          (40,200)       (80,700)

PROVISION FOR INCOME TAXES:
      Income Tax Benefit                                                     --                --                --             --
                                                                       --------         ---------         ---------       --------

NET LOSS                                                                (81,100)         (164,700)          (40,200)       (80,700)

LESS PREFERRED DIVIDENDS                                                     --            33,100                --          3,700

NET LOSS TO COMMON STOCKHOLDERS                                        $(81,100)        $(197,800)        $ (40,200)      $(84,400)
                                                                       ========         =========         =========       ========

NET LOSS PER COMMON SHARE                                              $  (1.13)        $   (2.75)        $   (0.56)      $  (1.17)
                                                                       ========         =========         =========       ========


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                          72,000            72,000            72,000         72,000
                                                                       ========         =========         =========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN ATLAS RESOURCE CORPORATION
                                AND SUBSIDIARIES
                           (Formerly Wepco Energy Co.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended June 30,
                                                                              --------------------------
                                                                                 1995            1994
                                                                              ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                             $  (81,100)    $  (164,700)
Adjustments to Reconcile Net (Loss) Income to
   Net Cash Provided by Operating Activities:
        Depreciation, Depletion and Amortization                                 154,100         147,100
        Gain on Sale of Oil and Gas Properties                                    (3,900)       (125,100)
        Dry Hole and Exploration Expense                                              --          16,300
        Bonus Interest                                                             4,000           4,800
                                                                              ----------     -----------
                                                                                  73,100        (121,600)
        Changes in Operating Assets/Liabilities:
            Decrease in Accounts Receivable                                        4,900          27,300
            Decrease (Increase) in Parts and Equipment Inventory                  16,700         (54,000)
            Decrease (Increase) in Prepayments and Other                          (8,900)            200
            Decrease (Increase) in Other Assets                                       --           2,300
            (Decrease)Increase in Accounts Payable
                and Accrued Expenses                                              29,900         (33,300)
            (Decrease) Increase in Undistributed Revenue                          (5,200)         10,900
            (Decrease) Increase in Production Taxes Payable                      (38,500)        (50,700)
            (Decrease) Increase in Advances from Joint Owners                         --           6,300
                                                                              ----------     -----------
                  NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                72,000        (212,600)
                                                                              ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Oil and Gas Properties (Net)                         3,900         144,400
        Proceeds from Sale of Compressors                                             --          20,700
        Additions to Oil and Gas Properties (Net)                                 (5,000)        (21,100)
        Additions to Compressors and Other Equipment                              (2,800)       (110,400)
                                                                              ----------     -----------
                  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                (3,900)         33,600
                                                                              ----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from Issuance of Preferred Stock (Net)                               --         293,400
        Borrowings from Notes                                                     18,000             ---
        Payments on Notes                                                        (86,100)       (118,900)
        Payment of Preferred Stock Dividends                                          --         (33,100)
                                                                              ----------     -----------
                  NET CASH PROVIDED BY (USED) FINANCING ACTIVITIES               (68,100)        141,400
                                                                              ----------     -----------

NET (DECREASE) INCREASE IN CASH                                                       --         (37,600)

CASH, Beginning of Year                                                           13,600          62,400
                                                                              ----------     -----------

CASH, End of Quarter                                                          $   13,600     $    24,800
                                                                              ==========     ===========

SUPPLEMENTAL INFORMATION:
        Cash Paid During the Quarter For Interest                             $   12,900     $    25,900
        Net Book Value of Equipment Exchanged For Note Payable                $       --     $    46,800


The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN ATLAS RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1995 and the related consolidated statements of operations for the six months and three months ended June 30, 1995 and 1994, and the consolidated statements of changes in cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and results of operation for the periods then ended except for normal recurring year-end adjustments.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1994 Form 10-KSB. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The operating results of the six months ended June 30, 1995 are not necessarily indicative of those which the Company may experience for fiscal 1995.

Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider"), and American Gas Compression Services, Inc. ("AGCSI"). All significant intercompany transactions have been eliminated.

Certain reclassification's have been made to the June 30, 1994 statement of operations to conform with the current period's presentation.

Net Loss Per Common and Common Equivalent Share:

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the six months and three months ended June 30, 1995 and 1994, due to their effect being antidilutive.

Stockholders Equity:

Preferred Stock - During the quarter ended June 30, 1994, the Company sold 61,013 Units of 1993 Series B Convertible Preferred Stock and Warrants to purchase Common Stock (the "Units"). Each Unit consists of one share of 1993 Series B Convertible Preferred Stock ("Series B Preferred Stock"), one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant (the "Series B Warrants"). The Units were offered through a private placement under a Securities and Exchange Commission Regulation D filing.

The features of the Series B Preferred Stock include: (a) an annual cumulative dividend payable quarterly of 7% of the face value of $5.00 per share; (b) each Series B Preferred share is convertible to one share of Common Stock; (c) each share is entitled to one vote on all matters brought before the Company's shareholders; (d) the Series B Preferred Stock is redeemable for $5.00 per share after December 31, 1995; and does not have any liquidation preference.

The exercise price and term of each Series B Warrant is as follows:
         Class A Warrants       Exercisable at $6.00 per share from the date of
                                issuance through December 31, 1995
         Class B Warrants       Exercisable at $7.00 per share from the date of
                                issuance through December 31, 1996

Additionally, the Series B Warrants will have customary antidilution protection.



ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

The Company management and employees are continuing their effort to survive the ongoing downturn in natural gas prices which continue to have a direct adverse effect on both it's Baca County, Colorado, gas production cash flow and the employment of it's small horsepower natural gas compressor rental fleet which comprises over half of it's available inventory. Since January 1, 1995 customers have elected to return a total of twelve units through June 30, 1995. In early July 1995 two of the returned units were placed in service with new customers.

The Company currently has 29 compressor packages on it's idle inventory list which can be placed in service with minimal additional cash outflow. Gross rental of these units represents monthly revenue of $32,000.

The Company is actively marketing all of it's residual inventory from reclamation efforts including several trucks that are in excess of it's current needs. During the second quarter two of these trucks, the Company's share of a pumping unit and miscellaneous other inventory was liquidated.

The temporary strengthening of oil prices in the first quarter did not hold and drilling activity remains low.

The Company has remained current on it's secured indebtedness and is currently discussing the possibility of extending and increasing it's equipment financing facility to take advantage of several purchases of additional compressors at very attractive prices.

Bonus Interest Notes remain delinquent in the amount of $34,000 as of June 30, 1995.

General accounts payable are averaging 60 days as in the first quarter with no significant change in vendor relations.

There has been no change in the Company's goals of selling inventory and leasing its rental fleet which will insure its survival. Future prices for natural gas are moving above the $1.50 per MCF range as the shoulder months of fall approach. The Company is well positioned to take full advantage of opportunities which will arise if gas and oil prices regain seasonal strength, but as stated previously, oil and gas are commodities and the selling price cannot be controlled or influenced by the actions of management.


Results of Operations:

For the six months ended June 30, 1995, the Company had a net loss, of $81,100 or $1.13 per share, compared to a loss of $197,800, or $2.75 per share for the same period of 1994 (1994's loss included $33,100 in Preferred Stock Dividends or $0.46 per share). For the three month period ended June 30, 1995 the loss was $40,200 compared to $84,400 in 1994 or $0.56 loss per share vs. $1.17 (which included $0.05 per share of Preferred Stock Dividends) for the respective periods.

Oil and gas sales declined 11% and 3% for the six and three month periods ending June 30, 1995 compared to 1994 results. Oil and gas production costs declined 69% and 72% for the same periods.

The following table shows the components of these changes on a production unit basis:

                                    June 30,
                          ----------------------------
                            1995                1994
                          --------           ---------

Production:
   Oil-bbl                   5,700               6,600
   Gas-MCF                  52,000              63,800

Sale:
   Oil                    $ 96,900           $  87,100
   Gas                    $ 76,600           $ 109,100
Average Price:
   Oil                    $  17.08           $   13.23
   Gas                    $   1.47           $    1.71

Production Costs:         $105,100           $ 178,200

Equivalent Barrels:         14,367              17,233
   Sales                  $  12.08           $   11.39
   Cost of Sales          $   7.32           $   10.34
   Margin                 $   4.76           $    1.05


Production declines are attributed to one oil well with mechanical problems and one gas well with an increase in H2S content being shut-in. The Company experienced substantial workover costs in 1994 which were not repeated in 1995. Compressor rental income decreased by 15% and 31% for the six and three month periods while cost decreased 37% and 34% for the comparable periods. Gross compressor profits were $103,000 and $52,700 for the six month period in 1995 compared to $100,600 and $66,300 in 1994.

The compression business segment contributed approximately 10% of the Company's loss for the periods shown while it consumed nearly 100% of the Company's cash flow from operating activities to service indebtedness associated with the acquisition of the rental fleet and related assets.

During the six months of 1994 the Company sold its interests in 19 wells located in Oklahoma. The total proceeds were $144,000 resulting in a gain of $125,100. During the same period in 1995 the Company sold interest in four wells having a net gain of $3,900.

The dry hole and exploration expense of $44,200 represents a dry hole drilled by the Company in the first quarter of 1994. No wells have been drilled in 1995.

Depreciation, depletion and amortization is comparable between periods shown.

General and administrative expenses have remained consistent for the first two quarters of 1995 and the decreases from 1994 levels reflects the departure of two officers-directors, the closing of the offices in downtown Denver, and the deferral of the audit for 1994.

The efforts of the Company's management and employees are far greater than the results reflected in the first six months of 1995. The goal of a profitable operation remains elusive but attainable.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        None

Item 3. Defaults upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            27 Financial Data Schedule

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES



        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




AMERICAN ATLAS RESOURCE CORPORATION



/s/Rudy C. Schreider, Jr                                         August 07, 1995
--------------------------                                       ---------------
Rudy C. Schreider, Jr               Chief Executive Officer      Date
                                    Director

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----
    27                     Financial Data Schedule