Form 10QSB
period 1995-09-30
AMERICAN ATLAS RESOURCE CORP
filed 1995-11-07
CIK 752388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the quarter period ended SEPTEMBER 30, 1995              Comm. File# 0-12813

                      AMERICAN ATLAS RESOURCE CORPORATION
     ---------------------------------------------------------------------
                          (Formerly Wepco Energy Co.)
     (Exact name of small business registrant as specified in its charter)


         DELAWARE                                  84-0809164
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)


               240 WEST JESSUP STREET, BRIGHTON, COLORADO  80601
               -------------------------------------------------
                    (Address of principal executive office)


Registrant's telephone number, including area code:         (303) 659-8203




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

Class                                          Outstanding at September 30, 1995
--------------------------------------------------------------------------------
COMMON STOCK $.01 PAR VALUE                                       720,430 SHARES

PREFERRED STOCK                                                 523,903 SHARES *
  * CONVERTIBLE INTO 5,239,030 COMMON SHARES

                      AMERICAN ATLAS RESOURCE CORPORATION
                          (Formerly Wepco Energy Co.)

             Form 10QSB - For the Quarter Ended September 30, 1995



                                     INDEX



PART I. FINANCIAL INFORMATION                                                            PAGE
-----------------------------                                                            ----
         Item 1.    Financial Statements

                    A.    Consolidated Balance Sheet - September 30, 1995                  3


                    B.    Consolidated Statements of Operations - Nine Months
                          and Three Months ended September 30, 1995 and 1994               4

                    C.    Consolidated Statements of Changes in Cash Flows - Nine
                          Months Ended September 30, 1995 and 1994                         5

                    D.    Notes to Consolidated Financial Statements                       6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                            7



PART II.  OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                                       10

         Item 2.  Changes in Securities                                                   10

         Item 3.  Defaults Upon Senior Securities                                         10

         Item 4.  Submission of Matters to a Vote of Security Holders                     10

         Item 5.  Other Information                                                       10

         Item 6.  Exhibits and Reports on Form 8-K                                        10

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995
                                  (Unaudited)

ASSETS
------

CURRENT ASSETS:
        Cash                                                                       $     12,100
        Accounts Receivable (less $4,700 allowances for doubtful accounts)              103,000
        Parts and Equipment Inventory                                                    85,200
        Prepayments and Other                                                             7,000
                                                                                   ------------
              TOTAL CURRENT ASSETS                                                      207,300
                                                                                   ------------

PROPERTY AND EQUIPMENT:
        Oil and Gas Properties, (at cost on the successful
           efforts method of accounting)
              Proved Properties                                                       3,625,500
              Unproved Properties                                                         5,800
                                                                                   ------------
                                                                                      3,631,300
        Compressors                                                                   1,009,400
        Land and Building                                                               141,900
        Automobiles, Trucks and Heavy Equipment                                         157,200
        Shop Machinery, Equipment, Furniture and Fixtures                                58,400
                                                                                   ------------
                                                                                      4,998,200
        Accumulated Depreciation, Depletion and Amortization                         (3,500,700)
                                                                                   ------------
                                                                                      1,497,500
                                                                                   ------------

OTHER ASSETS:                                                                             1,100
                                                                                   ------------

              TOTAL ASSETS                                                         $  1,705,900
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
        Accounts Payable and Accrued Expenses                                      $    307,300
        Oil and Gas Revenue Payable                                                     226,500
        Production Taxes Payable                                                         69,200
        Current Portion of Long-Term Debt                                               237,100
                                                                                   ------------
              TOTAL CURRENT LIABILITIES                                                 840,100
                                                                                   ------------


LONG-TERM DEBT AND OTHER LIABILITIES:
        Long-Term Debt                                                                  159,200
        Production Taxes Payable                                                         32,600
        Advances From Joint Owners and Affiliates                                        53,500
                                                                                   ------------
                                                                                        245,300
                                                                                   ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
        Serial Preferred Stock, $.01 par value;
           1,000,000 shares authorized:
          Series A, 462,890 shares issued and outstanding;
          face value $3.82 per share                                                  1,768,200
          Series B, 61,013 shares issued and outstanding;
          face value $5.00 per share                                                    305,100
        Common Stock, $.01 par value; 12,000,000
           shares authorized; 720,430 shares issued and outstanding                       7,200
        Additional Paid-In Capital                                                    5,312,000
        Accumulated Deficit                                                          (6,772,000)
                                                                                   ------------
              TOTAL STOCKHOLDERS' EQUITY                                                620,500
                                                                                   ------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                               $  1,705,900
                                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                             Nine Months Ended               Three Months Ended
                                                                         --------------------------      --------------------------
                                                                                September 30                     September 30
                                                                         --------------------------      --------------------------
                                                                            1995            1994             1995           1994
                                                                         ----------      ----------      ------------     ---------
REVENUES:
    Oil and Gas Sales                                                    $  223,700      $  303,900      $     50,100     $ 107,700
    Compressor Rental Income                                                251,700         323,500            64,700       108,000
    Gain (loss) on Sale of Oil and Gas Properties (Net)                      52,600         120,100            48,700        (5,000)
    Sales and Services of Oil Field Equipment                                26,300          31,800            10,400         1,900
    Management and Operator Fees                                             28,200          31,200             3,900         4,300
    Other Income                                                             25,900           7,700             6,800         1,500
                                                                         ----------      ----------      ------------     ---------
                                                                            608,400         818,200           184,600       218,400
                                                                         ----------      ----------      ------------     ---------


COSTS AND EXPENSES:
    Oil and Gas Production Costs                                            130,700         246,300            25,600        68,100
    Compressor Operating Costs                                              123,000         174,700            39,000        59,800
    Costs of Oil Field Equipment and Services                                35,700          40,200            18,000         1,900
    Dry Holes and Exploration Expense                                           ---          44,600               ---           400
    Depreciation, Depletion and Amortization                                227,900         221,800            73,800        74,700
    General and Administrative                                              177,300         295,600            56,100        84,500
    Interest Expense                                                         33,400          44,100            10,600        13,400
                                                                         ----------      ----------      ------------     ---------
                                                                            728,000       1,067,300           223,100       302,800
                                                                         ----------      ----------      ------------     ---------


LOSS BEFORE INCOME TAXES                                                   (119,600)       (249,100)          (38,500)      (84,400)

PROVISION FOR INCOME TAXES:
    Income Tax Benefit                                                         ---            3,200               ---         3,200
                                                                         ----------      ----------      ------------     ---------

NET LOSS                                                                   (119,600)       (245,900)          (38,500)      (81,200)

LESS PREFERRED DIVIDENDS                                                        ---          36,400               ---         3,300
                                                                         ----------      ----------      ------------     ---------

NET LOSS TO COMMON STOCKHOLDERS                                          $ (119,600)     $ (282,300)     $    (38,500)    $ (84,500)
                                                                         ==========      ==========      ============     =========

NET LOSS PER COMMON SHARE                                                $    (0.17)     $    (0.39)     $      (0.05)    $   (0.12)
                                                                         ==========      ==========      ============     =========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                             720,430         720,430           720,430       720,430
                                                                         ==========      ==========      ============     =========





The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                            1995               1994
                                                                                         ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                                        $ (119,600)         $ (245,900)
Adjustments to Reconcile Net (Loss) Income to
   Net Cash Provided by Operating Activities:
        Depreciation, Depletion and Amortization                                            227,900             221,800
        Gain on Sale of Oil and Gas Properties                                              (52,600)           (120,100)
        Dry Hole and Exploration Expense                                                        ---              16,300
        Bonus Interest                                                                        6,000               6,900
                                                                                           --------            --------
                                                                                             61,700            (121,000)
        Changes in Operating Assets/Liabilities:
            Decrease in Accounts Receivable                                                  43,200              89,200
            Decrease (Increase) in Parts and Equipment Inventory                             21,600             (49,200)
            Decrease (Increase) in Prepayments and Other                                     (4,400)                200
            Decrease (Increase) in Other Assets                                                 ---               2,300
            (Decrease)Increase in Accounts Payable
                and Accrued Expenses                                                        (44,700)            (22,900)
            (Decrease) Increase in Undistributed Revenue                                     (4,900)             27,900
            (Decrease) Increase in Production Taxes Payable                                 (31,400)            (38,200)
            (Decrease) Increase in Advances from Joint Owners                                   ---               6,000
                                                                                         ----------         -----------
                  NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                           41,100            (105,700)
                                                                                         ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Oil and Gas Properties (Net)                                   52,600             150,700
        Proceeds from Sale of Compressors                                                       ---              20,700
        Additions to Oil and Gas Properties (Net)                                            (7,200)            (22,200)
        Additions to Compressors and Other Equipment                                        (19,500)           (136,100)
                                                                                         ----------         -----------
                  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                           25,900              13,100
                                                                                         ----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from Issuance of Preferred Stock (Net)                                         ---             293,400
        Borrowings from Notes                                                                54,000                 ---
        Payments on Notes                                                                  (122,500)           (179,400)
        Payment of Preferred Stock Dividends                                                    ---             (36,400)
                                                                                         ----------         -----------
                  NET CASH PROVIDED BY (USED) FINANCING ACTIVITIES                          (68,500)             77,600
                                                                                         ----------         -----------

NET (DECREASE) INCREASE IN CASH                                                              (1,500)            (15,000)

CASH, Beginning of Year                                                                      13,600              62,400
                                                                                         ----------         -----------

CASH, End of Quarter                                                                     $   12,100         $    47,400
                                                                                         ==========         ===========

SUPPLEMENTAL INFORMATION:
        Cash Paid During the Quarter For Interest                                        $    4,500         $    37,200
        Net Book Value of Equipment Exchanged For Note Payable                           $      ---         $    46,800



The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN ATLAS RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1995 and the related consolidated statements of operations for the nine months and three months ended September 30, 1995 and 1994, and the consolidated statements of changes in cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and results of operation for the periods then ended except for normal recurring year-end adjustments.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1994 Form 10-KSB. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The operating results of the nine months ended September 30, 1995 are not necessarily indicative of those which the Company may experience for fiscal 1995.

Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider"), and American Gas Compression Services, Inc. ("AGCSI"). All significant intercompany transactions have been eliminated.

Certain reclassification's have been made to the September 30, 1994 statement of operations to conform with the current period's presentation.

Net Loss Per Common and Common Equivalent Share:

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the nine months and three months ended September 30, 1995 and 1994, due to their effect being antidilutive.

Stockholders Equity - The Board of Directors approved a stock split of it's common stock effective March 31, 1995, on the basis that each share of common stock then outstanding becomes ten shares. Also, the conversion rights and warrants associated with the Series A and B Preferred Stock were adjusted accordingly.

Preferred Stock - During the first quarter of 1994, the Company sold 61,013 Units of 1993 Series B Convertible Preferred Stock and Warrants to purchase Common Stock (the "Units"). Each Unit consists of one share of 1993 Series B Convertible Preferred Stock ("Series B Preferred Stock"), one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant (the "Series B Warrants"). The Units were offered through a private placement under a Securities and Exchange Commission Regulation D filing.

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


ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

The Company management and employees are continuing their effort to survive the ongoing downturn in natural gas prices which continue to have a direct adverse effect on both it's Baca County, Colorado, gas production cash flow and the employment of it's small horsepower natural gas compressor rental fleet which comprises over half of it's available inventory. Since January 1, 1995 customers have elected to return a total of thirteen units through September 30, 1995. In early July 1995 two of the returned units were placed in service with new customers.

The Company currently has 30 compressor packages on it's idle inventory list which can be placed in service with minimal additional cash outflow. Gross rental of these units represents monthly revenue of $33,000.

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

The Company has remained current on it's secured indebtedness.

Bonus Interest Notes remain delinquent in the amount of $53,800 as of September 30, 1995. General accounts payable are averaging 60 days as in the first and second quarter with no significant change in vendor relations.

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

Results of Operations:

For the nine months ended September 30, 1995, the Company had a net loss, of $119,600 or $0.17 per share, compared to a loss of $282,300, or $0.39 per share for the same period of 1994 (1994's loss included $36,400 in Preferred Stock Dividends or $0.05 per share). For the three month period ended September 30, 1995 the loss was $38,500 compared to $84,500 in 1994 or $0.05 loss per share vs. $0.12 (which included $0.005 per share of Preferred Stock Dividends) for the respective periods.

Oil and gas sales declined 26% and 53% for the nine and three month periods ending September 30, 1995 compared to 1994 results. The Company sold/bartered nine oil and gas wells in Utah in lieu of trade payables with the purchaser/operator of the wells. The payable amount was approximately $50,000 and the basis was $6,000. Future reserves on the sold nine properties remaining at July 1, 1995 (the beginning of the transfer of possession) was approximately $4,500, which did not include liabilities associated with the plugging of two of the wells which were assumed by the purchaser/operator. Oil and gas production costs declined 47% and 62% for the same periods.

The following table shows the components of these changes on a production unit basis:

                                              September 30,
                                     -------------------------------
                                       1995                    1994
                                     --------                --------
Production:
       Oil-bbl                          6,300                   10,100
       Gas-MCF                         86,900                  100,200
Sale:
       Oil                           $111,900                $ 145,700
       Gas                           $111,800                $ 158,200
Average Price:
       Oil                           $  17.76                $   14.43
       Gas                           $   1.29                $    1.58

Production Costs:                    $130,700                $ 246,300

Equivalent Barrels:                    20,783                   26,800
       Sales                         $  10.76                $   11.34
       Cost of Sales                 $   6.29                $    9.19
       Margin                        $   4.47                $    2.15


Production declines are attributed to, the sale discussed above, one oil well with mechanical problems and one gas well with an increase in H2S content being shut-in. The Company experienced substantial workover costs in 1994 which were not repeated in 1995. Compressor rental income decreased by 22% and 40% for the nine and three month periods while cost decreased 30% and 35% for the comparable periods. Gross compressor profits were $128,700 and $25,700 for the nine and three month periods in 1995 compared to $148,800 and $48,200 in 1994. The compression rental business has been adversely affected by the declining gas prices, the future gas prices as reflected in the national gas futures market and price cutting by the two major rental fleet operators. The current and projected low gas prices make the economics of the Company's small horsepower compressors marginal or sub-economic.

The compression business segment contributed approximately 32% of the Company's loss for the periods shown while it consumed nearly 100% of the Company's cash flow from operating activities to service indebtedness associated with the acquisition of the rental fleet and related assets.

During the nine months of 1994 the Company sold its interests in 19 wells located in Oklahoma and 14 wells in Pennsylvania. The total proceeds were $150,700 resulting in a gain of $120,100. During the same period in 1995 the Company sold interest in fourteen wells having a net gain of $52,600.

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

The efforts of the Company's management and employees are far greater than the results reflected in the first nine months of 1995. The goal of a profitable operation remains elusive but attainable.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        None

Item 3. Defaults upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibit filed herewith:

           27  Financial Data Schedule

        b) Reports on Form 8-K:

           None

                                   SIGNATURES



        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




AMERICAN ATLAS RESOURCE CORPORATION



/s/ Rudy C. Schreider, Jr.                                     November 2, 1995
------------------------------                                 ----------------
Rudy C. Schreider, Jr.            Chief Executive Officer      Date
                                  Director

                                EXHIBIT INDEX


Exhibit
Number                       Exhibit Description                           Page
-------                      -------------------                           ----

  27                       Financial Data Schedule