Form 10KSB40
period 1995-12-31
AMERICAN ATLAS RESOURCE CORP
filed 1996-03-26
CIK 752388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        -------------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          -----------------
COMM. FILE# 0-12813

                      AMERICAN ATLAS RESOURCE CORPORATION
                      -----------------------------------
                          (Formerly Wepco Energy Co.)
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                       84-0809164
---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                   240 WEST JESSUP, BRIGHTON, COLORADO  80601
                   ------------------------------------------
             (Address of principal executive office)   (Zip Code)

Registrant's telephone number, including area code:             (303)659-8203

Securities registered pursuant to Section 12 (b) of the Act:     NONE

Securities registered pursuant to Section 12 (g) of the Act:     COMMON
STOCK, PAR VALUE $.01 PER SHARE.

Check whether the Registrant (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                          Yes   X        No
                              -----         -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Registrant's revenues for fiscal year ended December 31, 1995:  $978,100

On December 31, 1995, there were 720,430 shares of Common Stock issued and outstanding and 462,890 shares of Series A Preferred Stock, face value of $3.82, (convertible to 4,628,900 shares of Common Stock) and 61,013 shares of Series B Preferred Stock, face value of $5.00, (convertible to 610,130 shares of Common Stock with Class B warrants for 610,130 shares of Common Stock). The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date is not available because the Common Stock is not traded in any reporting market (see Item 5 Page 10).

                      Documents Incorporated by Reference
                      -----------------------------------
                                   NONE

                      AMERICAN ATLAS RESOURCE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                                     INDEX

                 Securities and Exchange Commission Item Number
                                                     and Description

                                                                                                           PAGE
                                                                                                           ----
                                                          PART I
Item 1.          Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.          Description of Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
Item 3.          Description of Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . 10


                                                         PART II

Item 5.          Market for the Registrant's Common Stock and
                     Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 6.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 7.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 8.          Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . 14


                                                         PART III

Item 9.          Directors and Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 10.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 11.         Security Ownership of Certain Beneficial Owners
                     and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 12.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . 19
Item 13.         Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Signatures       .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Exhibits Index   .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
      Exhibits   .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                     PART I



ITEM 1 - BUSINESS

BACKGROUND

American Atlas Resource Corporation ("American Atlas" or the "Company") is the new name of Wepco Energy Co. ("Wepco"). At its Annual Shareholders Meeting on August 6, 1993, Wepco shareholders voted to change the Company name. American Atlas/Wepco was incorporated by Polaris Oil & Gas, Inc. ("Polaris") on June 19, 1984, under the laws of the State of Delaware, as a wholly-owned subsidiary of Polaris. The shareholders approved and adopted an Agreement and Plan of Merger pursuant to which Polaris was merged with and into American Atlas/Wepco, and the holders of shares of Common Stock of Polaris became holders of corresponding shares of Common Stock of American Atlas /Wepco on July 13, 1984.

Effective December 31, 1992, American Atlas/Wepco completed the "1992 Reorganization". This was accomplished through the acquisition of 100 percent of the Common Stock of Schreider & Company, Inc. and the remaining unowned shares of American Gas Compression Services, Inc., see "1992 Reorganization Transaction" below.

Hereafter, the term "Company" as used, refers to American Atlas and its wholly-owned subsidiaries States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider") and American Gas Compression Services, Inc. ("AGCSI").


NARRATIVE DESCRIPTION OF BUSINESS

The Company is primarily engaged in (a) oil and gas property acquisition, exploration, development and production activities; (b) fabricating, leasing and servicing natural gas compressors; and (c) selling and servicing of oil and gas field equipment. The area of these activities is the Rocky Mountain region of the United States, which will continue to be the focus of the Company's operations. The Company has no present plans for operations in foreign countries.


OIL AND GAS ACQUISITION, PRODUCTION, DEVELOPMENT AND EXPLORATION

The Company has interests in approximately 58 oil and gas wells located in 9 states within the continental United States. Ten of these wells located in Adams and Baca Counties of Colorado, are operated by the Company.

The Company's largest oil and gas property is the Comanche Creek Field. This field is operated by the Company and is located in Adams County, Colorado. Currently there are seven producing wells in the field.

In 1995 and 1994, the sales from the oil and gas segment accounted for 47 percent and 54 percent, respectively, of the Company's total revenues.

The Company intends to continue to develop the Comanche Creek Field. As of December 31, 1995, an independent petroleum engineer, retained by the Company, determined three proved undeveloped drilling locations exist containing approximately 75,000 barrels of oil and 375,000 MCF of gas with an estimated undiscounted value of $890,000. The Company holds approximately 800 undeveloped acres in the Comanche Creek Field.

Occasionally, operators of the Company's non-operated properties propose the drilling of a well on acreage in which the Company has an interest. As to each proposal, the Company performs evaluations to determine its level of participation, if any. If the Company decides not to participate, it attempts to farm-out its interest to other oil companies or elects to non-consent under applicable operating agreements.


NATURAL GAS COMPRESSOR FABRICATION, LEASING AND SERVICING

The natural gas compression business meets the needs of oil and gas companies involved in the production of natural gas. The purpose of gas compression is to reduce the flowing tubing pressure at the wellhead, and increase flowing pressure to a pressure sufficient for gas to enter the sales line, which results in an increase in production and sales volumes. The sales line is where the producer of the natural gas transfers the gas to the purchaser. A normal gas compression unit will consist of a natural gas engine, compressor, cooler, inlet scrubbers, control panel, fuel and starting gas system and the necessary piping to connect the components. All of these are mounted on an oil field skid.

The Company operates its natural gas compression functions in its wholly-owned subsidiary, AGCSI. At December 31, 1995, AGCSI maintained a rental fleet of 44 natural gas compressor packages, of which 16 were under rental agreements. One of the compressor packages is rented to Schreider, a wholly-owned subsidiary of the Company. The rented compressor packages are currently located in the following areas:

         Colorado:
              Adams County                 1            Utah:
              Baca County                  4                Uintah County                     3
              Rio Blanco County            1            Wyoming:
              Weld County                  3                Carbon County                     1
         Kansas:                                            Sweetwater County                 2
              Greeley County               1

Four compressor packages are being remanufactured at AGCSI's maintenance facility located in Brighton, Colorado. Twenty-four others are available for rental.

Of the 44 compressor packages currently in the rental fleet, the breakdown by horsepower ("HP") is as follows:

Unit Power         10HP     15HP     30HP     50HP     100HP     125HP    150HP
Number of Units     2        10       13       8         3          4       4

In the past, AGCSI has acquired its compressor packages by purchasing used equipment from other compressor companies, from surplus inventory of producers, or from brokers. Upon acquisition of compressor packages, it is the Company's policy to remanufacture each major component prior to being put into service under a rental agreement. The performance of a complete remanufacturing process provides AGCSI the assurance of meeting its stringent quality standards required for each compressor package.

AGCSI usually signs a rental agreement with a natural gas operator for a period of three to twelve months. However, the average period of time compressors are on lessee's location is between 6 to 18 months. The rental rates received vary from $800 per month for a 10 HP compressor, to $2,800 per month for a 150 HP compressor. These rental rates include a maintenance agreement, whereby AGCSI is responsible for parts, labor and lubricants associated with operating the compressor and providing monthly maintenance.

AGCSI also performs service work on compressors not owned by the Company. To date, the sale of outside service has not been a significant part of AGCSI's revenues. The percentage of total revenues contributed by the gas compression segment was 36 percent in 1995 and 46 percent in 1994.

AGCSI commenced the manufacture of its own 10hp and 15hp compressor packages for its rental fleet and sale in 1993. The intent was to provide oil and gas producers with a cost effective compressor package that was portable, reliable and easily operated. AGCSI manufactured ten of these packages. The initial acceptance of the units was encouraging; however, when gas prices fell to the $1 per MCF and lower range, the units were returned because of marginal or sub-economic reasons. As the depressed prices persisted during 1995 additional larger packages were also returned.

AGCSI continues to actively persue all rental opportunities within its marketing area. It has encountered strong competition from larger rental fleet operations in the form of severe reduction of rental and maintenance rates. Also with the significantly lower natural gas prices, other rental fleet operators and independently owned compressor packages are now readily available for purchase at substantially lower prices than in 1990 thru 1994.

AGCSI has reduced rental prices to meet competitive price cutting and will continue to do so if it is in the best long- term benefit to the Company. AGCSI has reviewed its carrying value of its compressor fleet at December 31, 1995, and has determined that the recorded values approximate fair market value. The recorded values of these packages continue to be significantly below replacement cost of newly manufactured packages; however, these amounts may be greater than the asking prices of similar packages available for purchase in the as-is, where-is, used market place which in management's opinion are not comparable to its fleet of well maintained compressors.

SALES AND SERVICING OF OIL AND GAS FIELD EQUIPMENT

This is a segment of the industry conducted by Schreider, now a wholly owned subsidiary. Sales and servicing of oil and gas field equipment accounted for 17 percent of the Company's total revenue in 1995 and 1 percent in 1994.

This business segment concentrated on sales of inventory carried over from 1993 and the sale and reclamation of its four pipelines. The Company did sell two inactive gas transmission lines in the fourth quarter of 1995 for a net profit of approximately $157,000 and commenced recovery of a third pipeline consisting of the 28,000 feet of 6 5/8 inch pipe. The Company may reactivate its well reclamation in the future if and when management is confident that the return on invested assets is warranted.

Sales of oil field equipment have been generated, whereby Schreider obtains used oil field equipment to market, by purchasing depleted wells from oil and gas operators. Wells purchased have marginal oil or gas production or have not produced for a period of time. Schreider salvages the useable equipment from a well and resells it to wholesalers and end users. Equipment salvaged includes subsurface and surface equipment. In connection with the salvaging of equipment, Schreider also plugs wellbores and restores locations to their condition prior to drilling, in accordance with requirements of various state, county and federal government agencies.

The servicing segment primarily involves maintenance and restoration of existing well locations and performing maintenance and repairs on production equipment located above the surface; such as pumping units, separators, treaters and tank batteries.

1992 REORGANIZATION TRANSACTIONS

On December 12, 1992, the Company's Board of Directors approved a plan of reorganization ( "1992 Reorganization") which involved issuance of 462,890 shares of the Company's newly authorized 1993 Series A Convertible Preferred Stock ("Series A Preferred Stock"). Preferred stock was utilized because the Company did not have a sufficient number of authorized but unissued shares of its Common Stock at the time of the transactions. The 1992 Reorganization is fully described in the Company's Form 8-K, filed on March 3, 1993 and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992. The 1992 Reorganization is summarized as follows:

      1. Acquisition of 100 percent of the common stock of Schreider & Company, Inc. making it a wholly-owned subsidiary of the Company;

      2. Acquisition of the remaining 2 percent of the common stock of American Gas Compression Services, Inc. not already owned by the Company, making it a wholly-owned subsidiary of the Company; and

      3. Acquisition of fractional undivided working interests in certain oil and gas properties from various working interest owners associated with Schreider, ("Et. Al's." or "Et. Al's. Interest").

OTHER INFORMATION ABOUT THE COMPANY'S BUSINESS

The Company has not made any public announcement and no information has otherwise become public about any new product or line of business requiring the investment of a material amount of the Company's total assets.

The Company has no patents, trademarks, licenses, franchises or concessions other than oil and gas leasehold interest granted by federal and state authorities and private mineral owners

The Company's business is not seasonal except to the extent that weather and market conditions can affect oil and gas exploration and production activities.

The nature of the Company's business does not include a backlog of orders. Nor does the Company engage in any research and development activities as those terms are customarily used.

COMPETITION, MARKETS AND CUSTOMERS

A large number of companies and individuals are engaged in exploration, development and production of oil and gas, many of which possess substantially greater technical and financial resources than the Company. There is competition for leases and suitable prospects for oil and gas drilling operations. Competition is also intense in obtaining funding for exploration and development activities.

Production and marketing of oil and gas is affected by a number of factors which are beyond the Company's control, the effect of which cannot be predicted. These factors include crude oil imports, actions by foreign oil-producing nations, the availability of adequate pipelines and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

The natural gas compression business is directly affected by all of the risks related to oil and gas exploration and production, with primary emphasis on the volatility of natural gas prices. Since this segment is dependent on the production of natural gas, the volatility of natural gas prices, supply and demand has a substantial effect on the Company; and may adversely affect the ability of the Company to rent new compressors or keep continue existing leases.

The natural gas compression business is highly competitive in many respects, including identification of prospective leasing and/or sales clients, securing financing for obtaining the necessary compressor packages and personnel to conduct such operations and activities. In seeking suitable opportunities, the Company competes with a number of other companies, including large natural gas compression companies with greater financial resources and, in some cases, with more experience. Many other natural gas compression companies in the industry have financial resources, personnel and facilities substantially greater than those of the Company and there can be no assurance that the Company will continue to be able to compete effectively with these larger entities.

During 1994 and 1995 there were several acquisition/mergers of existing large rental fleet operators. These consolidations coupled with lower natural gas prices has sponsored preditory pricing tactics previously not experienced by AGCSI.

The Company does not refine or otherwise process crude oil or natural gas. Oil production is sold at posted field prices and natural gas is sold under both long-term and short-term contracts with purchasers who have pipelines and gathering systems in the areas of production.

Three customers accounted for more than 10 percent of the Company's aggregate oil and gas sales for the fiscal year ended December 31, 1995. Additionally, one customer accounted for more than 27 percent of AGCSI's compressor rental income, see Item 7 below and in particular "Notes to Consolidated Statements".

GOVERNMENT REGULATIONS

The Company currently owns leasehold interests where production from oil and gas wells is controlled by the state or the federal government. Control is exercised through regulations requiring drilling permits, establishing the spacing of wells, requiring the pooling and unitization of properties, limiting the number of days in a given month during which a well can produce and otherwise limiting the rate of allowable production. Local, state and federal environmental controls also affect the operations of the Company through regulations enacted to protect against waste, conserve natural resources, prevent pollution and otherwise guard against abuse of the environment. Such regulations could require spending substantial funds on environmental protection and penalties can be imposed for violating such regulations. To date no such penalties have been threatened or imposed on the Company.

The Company believes that its operations comply with all applicable legislation and regulations in all material aspects, and that the existence of such regulations has had no more effect on the Company's method of operations than similar companies in the industry. Consequently, the Company does not anticipate any material capital expenditures for environmental control facilities for the current or succeeding year. However, no assurance can be given as to the future capital expenditures which may be required for compliance with environmental regulations which may be adopted in the future.


OPERATING HAZARDS AND UNINSURED RISKS

All of the Company's business segments are subject to operating hazards normally incident to drilling for and producing of oil and gas, such as unusual formations and pressures, blow-outs, enviromental pollution and personal injury. The Company maintains insurance coverage customary for companies of a similar size engaged in operations similar to that of the Company. Losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Company's financial position.


EMPLOYEES

As of December 31, 1995, the Company had six full-time employees; it retains independent consultants as needed.




ITEM 2 - PROPERTIES

GENERAL

      COMPRESSION EQUIPMENT. See Item 1, "Natural Gas Compressor Leasing and Servicing," on page 2, for information concerning significant equipment owned and leased by the Company.

      OFFICES AND MAINTENANCE FACILITY. The corporate offices of the Company consist of approximately 1600 square feet located at 240 West Jessup Street, Brighton, Colorado, 80601.

On December 15, 1994, the Company subleased its corporate office space at 1660 Lincoln Street, Suite 2330, Denver, Colorado 80264 for a term and at the rate consistent with its lease. All offices have been consolidated at the Company's Brighton, Colorado facilities.

The Company owns approximately one half acre of land which includes a 5,000 square foot maintenance facility located within the city limits of Brighton, Colorado. The maintenance facility was purchased in September, 1991 by AGCSI and is being financed by the seller, who holds the first mortgage on the property. The shop and yard are used for compressor fabrication, remanufacturing, equipment storage and repair of vehicles and heavy equipment used in field operations.

      MISCELLANEOUS. The Company owns two pipeline systems located in Colorado. As discussed above, the Company sold its two Wyoming pipelines for approximately $157,000 for cash in the fourth quarter of 1995. The Colorado pipelines are currently abandoned and consist of approximately 10 miles of pipe. The pipelines were obtained by the Company through settlement of a gas contract dispute. It is the Company's intent to salvage the pipe for resale, unless new drilling of gas wells within areas serviced by the pipelines commences. If such activity does take place, the Company will attempt to sell the pipeline to operators or gas gathering companies. The financial statements of the Company do not reflect any cost basis or value for the two pipelines at December 31, 1995, due to the difficulty in assessing their ultimate value, if any. The Company is in the process of salvaging one of these pipelines, having 28,000 feet of 6 5/8 inch steel pipe.

      RESERVE INFORMATION. The Company's reserves of oil, gas, condensate and natural gas liquids (hereinafter referred to as "oil and gas") and the present value thereof have been estimated as of January 1, 1994 by independent engineers D.J. Low, Inc.. The reserve information for 1996 and 1995 was prepared internally by a consulting engineer to the Company. Reserves estimated for producing wells were determined by a combination of volumetric estimates, extrapolation of performance history and analogy to other wells producing from similar reservoirs in the respective areas.

The following is a summary of estimated proved developed and proved undeveloped net recoverable reserves as of January 1, 1996, 1995 and 1994. The reserve amounts have been prepared by independent petroleum engineers, with the exception of 1996 and 1995, and are based upon unescalated prices and costs.

                                               OIL (BBLS)                        GAS (MCF)

                                  --------------------------------           --------------------------------
         January 1,                Developed          Undeveloped             Developed          Undeveloped
         ----------               ---------------    -------------           --------------      ------------
         1996                       29,200               75,200                 695,400            376,000

         1995                       40,000               69,700                 837,000            209,200

         1994                       58,000               66,000                 707,000            199,000


The Company has not filed any oil or gas reserve estimates or included any such estimates in reports to any other federal or foreign government authority or agency within the past 12 months.

There have been no major discoveries or other favorable or adverse events that are believed to have caused a significant change in the estimated proved reserves since January 1, 1996.


                             OIL AND GAS PROPERTIES

The Company owns working interests in developed and undeveloped oil and gas properties in Colorado, Illinois, Kansas, Montana, North Dakota, Oklahoma, Texas, Utah and Wyoming. The following tables set forth relevant information as of December 31, 1995:

State:                                      Oil Wells                                 Gas Wells
-----                                  ---------------------                      --------------------
                                      Gross             Net                      Gross            Net
                                      -----            ----                      -----           ----
         Colorado                       8              6.70                        5             2.53
         Illinois                       1               .06                       --               --
         Kansas                        --                --                        2              .19
         Montana                        2               .19                       --               --
         North Dakota                   7               .25                       --               --
         Oklahoma                       5               .38                       14             1.00
         Texas                          1               .09                        2              .07
         Utah                           5               .10                       --               --
         Wyoming                        6               .05                       --               --
                                       --              ----                       --             ----
                          TOTAL        35              7.82                       23             3.79
                                       ==              ====                       ==             ====

State:                                      Oil Wells                                 Gas Wells
-----                                  ---------------------                      --------------------
                                      Gross             Net                      Gross            Net
                                      -----            ----                      -----           ----

         Colorado                      4,984           1,884                      1,005          864
         Illinois                         80               5                         --           --
         Kansas                           800             70                         --           --
         Montana                          800             25                         --           --
         North Dakota                     200             41                         --           --
         Oklahoma                       9,244            642                         --           --
         Texas                            480             12                         --           --
         Utah                           3,002             77                         --           --
         Wyoming                           24              1                         --           --
                                        -----          -----                      -----          ---
                          TOTAL        19,614          2,757                      1,005          864
                                       ======          =====                      =====          ===

                              DRILLING ACTIVITIES

The following table summarizes the results of the Company's drilling and production activity during each of the three years in the period ended December 31, 1995, all amounts include the acquisition of Schreider:

                                                           WELLS DRILLED

                                     OIL                  GAS                  DRY                TOTAL
                              ----------------      ---------------      ---------------      ---------------
                              GROSS       NET       GROSS      NET       GROSS      NET       GROSS      NET
                              -----      -----      -----     -----      -----    -----       -----     -----
    Development:
    -----------

    1995                       ---        ---        ---       ---        ---       ---        ---       ---
    1994                       ---        ---        ---       ---        ---       ---        ---       ---
    1993                         1        .98        ---       ---        ---       ---          1       .98

    Exploratory:
    -----------

    1995                       ---        ---        ---       ---        ---       ---        ---       ---
    1994                       ---        ---        ---       ---          1       .52          1       .52
    1993                       ---        ---        ---       ---          1       .47          1       .47





                             OIL AND GAS PRODUCTION


                                                                 Average
                                                               Sales Price           Average Production
                                     Production           -----------------------        Cost of Oil
                               -----------------------     Oil Per       Gas Per           & Gas
                             Oil (BBL)        GAS (MCF)     (BBL)         (MCF)          (Eqv. BBL)
                             --------         --------     ------        ------        -------------
                                                                                           (1)
    For the year ended:
    December 31, 1995           7,900          113,000      $ 17.25       $ 1.33           $ 6.16
    December 31, 1994          13,000          131,000        14.55         1.58             8.77
    December 31, 1993          18,000          177,000        16.39         1.70             6.74

    (1) For purposes of calculating average production cost per equivalent barrel of oil in this table, MCF's of gas have been converted to barrels of oil at a ratio of six MCF for each barrel.


The Company's oil production is sold pursuant to contracts which can be terminated by either party upon notice. The Company's gas production is sold pursuant to both long-term contracts, which generally permits the purchaser to charge its customers the maximum lawful price subject to market price adjustments and short-term contracts (i.e. one month to two years), which generally provide for the Company to receive a fixed percentage of the price which the purchaser receives for the gas. Such gas purchase contracts generally allow the purchaser to curtail or cease gas purchases, often resulting in the shut-in of applicable wells. Elections by gas purchasers to cease gas purchases from wells in which the Company maintains an interest has historically resulted in reduced revenues to the Company, usually occurring during the summer months.

See Item 7 and in particular "Notes to Consolidated Financial Statements," for information with respect to the Company's major customers.

TITLE TO PROPERTIES

Oil and gas interests are subject to customary burdens, including royalty and overriding interests and operating agreements. Titles to the Company's properties may also be subject to liens incident to operating agreements and minor encumbrances, easements and restrictions. The Company believes that it has satisfactory title to its properties; none are subject to bank or other lender's liens or mortgages.



ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, nor is it aware of any threatened litigation to which it or its subsidiaries may be a party, or to which any of its properties may become subject.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the Company's fiscal year ended December 31, 1995 to a vote of security holders.


                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

On July 26, 1988 NASDAQ deleted the Company from its National List (in which it published bid and ask quotations on the Company's Common Stock) due to the Company's failure to meet certain capital and surplus requirements. Since then, quotations for the Company's Common Stock have not been generally available.

The number of stockholders of record of the Company's Common Stock at March 15, 1995 was 990. No dividends have been declared or paid by the Company on its Common Stock since the inception of the Company nor does management anticipate that the Company will pay dividends on its Common Stock in the foreseeable future.




ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    1995 VS. 1994 Earnings per common and common equivalent shares outstanding changed from a $.16 cent per share loss in 1994, to a $.01 cent per share profit in 1995. The change reflects deduction for preferred stock dividends of $21,400 in 1995, and $79,600 in 1994, which were not declared nor paid by the Company because of severe liquidity concerns. The calculations of per share amounts reflect the 10 shares for 1 share stock split effected March 31, 1995, and the automatic conversion of the Serial Preferred Stock, Series A at December 31, 1994, (which has been postponed pending payment of dividends to the Series A holders in the amount of $79,600 which represents the last three quarterly dividends for 1994).

The Company's oil and gas operations incurred 89% of 1994 losses, chiefly associated with the write down of its Comanche Creek field in the amount of $315,700. During 1995, price increases coupled with holding of production costs, created a positive change in the reserves for the Comanche Creek field, causing reduced depletion and increased reserves. The Company also sold and/or bartered the disposition of several producing wells that had marginal reserve values in relationship to revenues and production costs. The final element of the improvement between 1995 and 1994 was the sale of certain proprietary seismic data for $38,900 included in other income which has no cost basis.

The compression rental and sales segment of the Company's operations experienced a 25% reduction in revenues during 1995, as a result of rental units returned due to low gas prices making compression less attractive. The net loss remained virtually unchanged between the two periods because compressor depreciation was down (depreciation expense is not recorded on idle compressors) as was interest expense on debt associated with this operating segment.

Sales and service of oil and gas field equipment revenues increased by $162,300 in 1995 as the result of selling two of the Company's four gas pipelines for $110,000 and $59,000. The Company continues to sell its residual salvage inventory but did not commence any new salvage operations of wells. At year end, the Company was proceeding with the salvage of the two remaining pipelines which it expects to recover for sale 28,000 feet of 6 5/8 inch pipe.

General and administrative expense decreased by approximately 36% in 1995 compared to 1994. Main factors in the reduction were closing of its Denver office which eliminated the rent expense of $26,500 incurred in 1994 and the resignation of its president and director which eliminated associated costs.

Interest expense decreased by $14,700 as the result of reducing interest bearing debt of $226,800 and incurring only $40,500 in new debt, chiefly from the purchase of a truck for the compressor service segment.

In summary, the Company's prospects for survival improved dramatically during the fourth quarter of 1995 with the cash transfusion from the sales of the two pipelines and seismic data which allowed it to become current with its outside creditors and Bonus Noteholders.

Stronger prices for natural gas during the fourth quarter helped the Company's oil and gas reserves but have not translated into increased revenues for the gas compression segment. If the Company is to survive, it must attain positive cash flows and profitability in its compression segment. During 1995 it incurred $69,600 in operating losses and negative cash flow of $223,000 which was similar to the results experienced in 1994.

    1994 VS. 1993. For the year ended December 31, 1994, the Company recorded a loss of $740,000, or a $865,200 loss to the common stockholder. The current loss of $1.09 per common share is 41% greater than the $.77 per share sustained in 1993. (Per share amounts are not adjusted for the 10 for 1 share common stock split effective March 31, 1995).

The current loss is a continuation of the situations experienced in 1993 being
(i) declining oil and gas production (13,100 B.O. and 131,300 MCF vs. 18,000 B.O. and 177,000 MCF); (ii) declining oil and gas prices ($14.55 B.O. and $1.58 MCF average sales prices for 1994 vs. $16.39 B.O. and $1.70 MCF in 1993); (iii) increasing production costs of $8.77 EBO for 1994 vs. $6.74 EBO for 1993. The combination of these three elements created an evaluation write down on the Company's Comanche Creek Field of $315,700 and $20,000 of undeveloped properties. The Company's sale of non-strategic oil and gas properties continued during 1994 resulting in a gain of $96,500 compared to $11,200 in 1993. The continuing uncertainty in oil and gas prices has caused management to re-evaluate the prudence and feasibility of its tax planning strategy and increase its evaluation allowance by $114,000 thus eliminating its deferred tax asset. In summary, the Company's oil and gas segment accounted for $671,700 of the 1994 loss as compared to $356,600 of the 1993 loss.

The portion of the 1994 loss associated with the Company's gas compression business was $66,300 compared to $105,000 in 1993. The steady growth experienced in the first three quarters slowed in the fourth quarter when gas prices began to fall in each successive month of the period. Compressor rentals and sales revenues for 1994 increased to $478,800 or 31% over 1993 levels and net income before depreciation was $78,300 compared to a $15,400 loss for 1993. Depreciation expense increased $46,800 to $136,400 in 1994. In 1994 the Company manufactured/packaged its first eight small horsepower compressor packages which it expects to be able to sell and rent competitively in the future provided gas sales prices exceed $1.50 per MCF or the various air quality enforcement agencies prohibit the venting of natural gas.

The business segment pertaining to sales and service of oil field equipment was inactive during 1994 except for sales of inventory carried over from 1993. The Company may reactivate in the future if and when management is confident that the return on invested assets is warranted.

General and Administrative costs declined $82,700 in 1994 to $352,500. The reductions in expenditures were associated with legal, accounting and other costs incurred with the reorganization of the Company at the end of 1992 and carried over into 1993 which were not incurred in 1994. The Company also reduced its staff of fulltime employees from ten to six at December 31, 1994.

Interest expense is comparable to the prior year and the reduction reflects the repayment of interest bearing debt.

Preferred stock dividends on the Series A stock were suspended after the first quarter of 1994 thereby reducing Series A Dividends by $79,600 for 1994. Series B Dividends of 7% of $305,100 raised in 1994 were $19,300.

LIQUIDITY AND CAPITAL RESOURCES

Management continues to follow the survival strategy for its operations in 1996 which it implemented in 1995. All non- essential and noncore assets are being actively marketed. The management has been cut by two-thirds and a fulltime sales representative has been added on a salary/commission basis. The Company's executive offices were sublet in 1994, reducing and/or eliminating all non-essential costs and expenses. Management elected to postpone the audit of the 1995 and 1994 financial statements and will continue postponement or transfer work performed by consultants or independent professionals to current personnel wherever possible.

Further, management has elected to defer payments on certain debts, dividend and other obligations in order to remain current with its suppliers and employees until sufficient monies are raised through sales, refinancing and/or recapitalization activities are consummated.

There are no assurances that the current situation will abate and the Company can resume on its path to growth and future profitability.

Cash flow from oil and gas operations forecast by the independent engineer are projected at $105,000 for 1996 which is insufficient to amortize scheduled debt and interest payments of approximately $144,000.

If the Company is to survive with its current working capital deficits of $429,400, it must continue to sell its noncore assets and generate such additional funds as necessary from its compressor sales and rental activities.

Management, unfortunately, has no control over oil and gas prices and supply and demand for natural gas in its market area. If these elements improve in early 1996 and management's survival tactics work, the Company will survive, if not, one or all of its business segments will be sold to pay its obligations.


INFLATION AND CHANGING PRICES

The oil and gas industry has been subject to inflationary cost pressures over the past several years, particularly in the areas of lease operating costs and general and administrative costs. In general, until 1982, the impact of such cost increases were offset by increases in prices received for crude oil and gas sold during the same period. Since 1982 the price per barrel received for crude oil has declined, largely to an oversupply of crude oil relative to market demand. Such declines accelerated during 1986 through late 1988, although there was a modest recovery since late 1988 through the second quarter of 1990. Beginning on August 2, 1990, the date Iraq invaded Kuwait, the price of oil began a rapid increase from an average price of $18.00 per barrel to a high of $40.00 per barrel. These inflated oil prices began to recede in October 1990 and have continued to decline through December, 1994, reaching an average of $14.55 per barrel. The average price for oil in 1995 was $17.25 per barrel and is approaching $20.00 on the futures market at March 15, 1996, but management has no reason to believe prices will remain at this level.

Over the last four to five years, market prices for natural gas have declined as well. As a result of an oversupply of natural gas, pipeline purchasers have exercised "market out" contract provisions to reduce prices paid to producers; purchasers have curtailed the amount of gas taken from wells and have been very selective in the granting of new contracts. During the winter of 1991, gas prices began to rebound due to the cold weather conditions in the Northeast. These conditions also occurred in 1992. However, the winters of 1993 and 1994 were milder than expected and gas prices have declined 9% in 1993, an additional 7% in 1994, and an additional 16% in 1995 with $1.25 MCF being used in the current Reserve Report.

Due to the reduction in product prices and substantial reduction of industry exploration activity, certain costs and services associated with the drilling of oil and gas wells have also declined since 1982. Because of a variety of factors, none of which is within the control of the Company, the Company is unable to predict future cost trends or the prices to be received by it, and the demand, for any oil and gas produced in the future.

During 1993 the average oil price decreased 2.5% to $16.39, in 1994 the average oil price dropped 11% to $14.55 and in 1995 average oil prices increased $2.70 or approximately 19%. The beginning oil price used in 1995 Reserve Report was $15.69 per barrel. While the current mid February 1996 price is $17.00 management does know if the situation will continue in an upward manner.

The compressor rental, sales and servicing segments of the Company are directly related to the fluctuations in oil and gas prices. If prices decline, the demand for compressors and service will also decline; thus putting pressure on the Company to lower prices received for these services. In addition, the exploration activity will decrease which will cause downward pressure on the prices received for oil field equipment. The reverse generally takes place when oil and gas prices are on the increase, or even when prices appear to be stabilizing.





ITEM 7 - FINANCIAL STATEMENTS

The Consolidated Financial Statements included in this report follow page F-1.



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

Management decided to postpone the audits of its 1995 and 1994 financial statements because of liquidity concerns.

                                    PART III


ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, with respect to each director and executive officer of the Company, as of March 31, 1996, his name and age, his position and offices, the expiration of his term as director and the period during which he has served as a director:

                                                                         Expiration of                Period as
Name                          Age        Position                        Term as Director              Director
---------------------         ---       ----------                       ----------------             ----------
Rudy C. Schreider, Jr.        53        Chief Executive Officer                1996                   Oct., 1988
                                        Director                                                      to Present



EXECUTIVE OFFICERS

Rudy C. Schreider, Jr., is the President and Chief Executive Officer and a Director of American Atlas. He has held these positions since October, 1988. Mr. Schreider was the President of American Atlas from October, 1988 until August, 1993. Since 1985, Mr. Schreider has served as President and Director of Schreider & Company, Inc.. Mr. Schreider has held the positions of Chief Executive Officer, Secretary and Director of American Gas Compression Services, Inc. since its inception. Mr. Schreider is also the President and Director of Schreider Operating Company. From July, 1983 until March, 1984, Mr. Schreider was President of Tango Corporation and its oil and gas, real estate and aviation subsidiaries. From September, 1980 until June, 1983, he was co-founder and Senior Vice President of Finance of the Quantum Corporation and its subsidiary Quantum Resource Corporation, both oil and gas companies owning substantial proven reserves and active in partnership related drilling activities. For the 14 years prior to September, 1980, Mr. Schreider was associated with Touche Ross & Co., an international public accounting firm, serving as a general service partner (audit function) for his last three years. Mr. Schreider is a CPA and member of the AICPA and Texas and Colorado CPA societies. Mr. Schreider has served as president and director of several professional and civic organizations on both a local and national level. Mr. Schreider holds undergraduate and graduate degrees in Accounting and Business from Rice University in Houston, Texas.

Daniel R. Wenzinger, resigned as of April 12, 1995.

ITEM 10 - EXECUTIVE COMPENSATION

The following sets forth the compensation of the Company's chief executive officer for the last three year period ended December 31, 1995. There are no executive officers whose compensation is greater than $100,000.


                           Summary Compensation Table

                                                                                            Total Annual
        Name                         Position                    Year           Salary ($)  Compensation
        ----                         --------                    ----           ----------  ------------
                                                                                   (1)           (2)
        Rudy C. Schreider, Jr.       Chief Executive Officer      1995           $60,000       $60,000
                                     Director                     1994           $60,000       $60,000
                                                                  1993           $60,000       $60,000

    (1) Mr. Schreider's salary since August 15, 1994 has been accrued but not paid, the cash portion in 1994 was $37,500.

    (2) The executive officers of the Company and its subsidiaries have not been awarded, earned or paid any compensation, other than salaries, during the three year period ended December 31, 1995.


The directors of the Company do not receive any fee or other compensation for attending meetings of the Board of Directors; however, they may be reimbursed for actual expenses incurred in connection with attending such meetings. The Company does not provide any other benefits to its directors.

The Company does not have any stock bonus, pension or profit-sharing plans other than the Incentive Stock Option Plan described below.


STOCK OPTION PLAN

At the 1993 Annual Meeting of Shareholders, approval was obtained to discontinue the 1984 Incentive Stock Option Plan, of which no options were outstanding; and implement the 1993 Key Employees' Incentive Stock Option Plan, (the "Option Plan"). Pursuant to the Option Plan, the Board of Directors are authorized to grant options to purchase up to 75,000 (increased to 750,000 to reflect the 10 shares for one stock split effective March 31, 1995) shares of the Company's Common Stock only to employees of the Company or its wholly-owned subsidiaries. The exercise price of the option to acquire Common Stock shall not be less than the fair market value of the Common Stock at the date of grant; provided, however, that the exercise price shall not be less than 110% of the fair market value of the Common Stock on the date of grant in the event an optionee owns 10% or more of the Common Stock of the Company.

The following table summarizes the stock options granted during the fiscal years ended December 31,:

Option Grants in 1993



   Name               Number of Shares Granted        % of Total      Price       Expiration Date
------------------    ------------------------      --------------    -----       ---------------
                                                    Shares Granted
                                                    --------------
Marcia A. Sedillo               70,000                   17%          $.40(a)      October 4, 2000

  (a) The market value of the Company's Common Stock cannot be readily determined, since the quotation authorization for the Common Stock on the NASDAQ system was withdrawn in July, 1988. However, due to various transactions, including the 1992 Reorganization, the Board of Directors believes the exercise price was equal to the market price at the time the option was granted.

Option Grants in 1994 and 1995

None

                  Aggregated Options Exercised in Last Fiscal Year and
                              Fiscal Year End Option Values
                      ----------------------------------------
                                                      Number of              Number of
                                                  Unexercised Options   Unexercised Options
                                                  at Fiscal Year End    at Fiscal Year End
                      Shares Acquired     Value      Exercisable/           Exercisable/
 Name                   On Exercise     Realized     Unexercisable          Unexercisable  (a)
 -----------------    ---------------   --------  -------------------    -------------------
 Marcia A. Sedillo         ---            ---        20,000/50,000               0/0


 (a) Due to the Company's market value of its Common Stock not being readily determinable, and its financial condition subsequent to the date the options were granted, the options are considered not in the money as of December 31, 1995.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 31, 1996 the number and percentage of shares of the Company's voting equity securities for, (a) each person who, to the knowledge of the Company, is the beneficial owner of 5 percent or more of the outstanding shares of the Company's voting equity securities; (b) each of the Company's officers and directors; and (c) all of the Company's officers and directors as a group. Unless otherwise noted in the footnotes following the table, the director or officer in each case has sole voting and investment power with respect to the listed shares.

                                                                 Series A and Series B
                                                                   1993 Convertible             Common Stock
 Name and Address of                         Common Stock         Preferred Stock (2)         Equivalents (1)
 Beneficial Owner                      Shares        Percent     Shares       Percent       Shares      Percent
 ----------------                      ------        -------     ------       -------       ------      -------
 G.H. and N.E. Englund As Trustees      117,940       12.2%    104,708(a)        17.9%    1,165,020        17.1%
 of the Englund Family Trust
 P.O. Box 5466
 Incline Village, Nevada 89450

 Daniel R. Wenzinger                     51,160(f)     5.3%     93,549(g)(h)     16.0%      986,650        14.5%
 1660 Lincoln Street, Suite 2812
 Denver, Colorado 80264

 R.C. Schreider Family Trust (j)         55,310(b)     5.7%     16,104(b)         2.8%      216,300         3.2%
 1334 Oxford Street
 Houston, Texas 77008

 J.E. Wenzinger (j)                      56,660(c)     5.8%     11,451(c)         2.0%      171,170         2.5%
 480 So. Marion Pkwy. #904-A
 Denver, Colorado 80209

 Officer and Director
 --------------------
 Rudy C. Schreider, Jr.                  18,130(d)     1.9%    250,405(e)        42.8%    2,522,180          37%
 240 West Jessup
 Brighton, Colorado  80601


 All Officers and Directors
  as a Group (1 person)                  18,130        1.9%    250,405           42.8%    2,522,180          37%


 (1) Common Stock Equivalents represents the maximum shares of common stock to be issued, assuming: (a) the 810,280 warrants and options outstanding as of March 31, 1996 were exercised; and (b) the 523,903 shares of Series A and Series B Preferred Stock were converted to common stock at the ratio of 10 common for each share of Preferred Stock.
 (2) Includes 462,890 shares of Series A Convertible Preferred Stock, 61,013 shares of Series B Convertible Preferred Stock and 61,013 Class B Warrants issued in connection with the Series B Preferred Stock.
 (a) Includes 88,628 shares of Series A Preferred Stock; 8,040 shares of Series B Preferred Stock and 8,040 Class B Warrants.
 (b) Represents warrants to purchase shares of common stock in connection with Bonus Interest Promissory Notes of AGCSI and 16,104 shares of Series A Stock.
 (c) Represents warrants to purchase shares of common stock in connection with Bonus Interest Promissory Notes of AGCSI and 6,251 shares of Series A Preferred Stock; 2,600 shares of Series B Preferred Stock and 2,600 Class B Warrants.
 (d) Includes warrants to purchase 18,130 shares in connection with Bonus Interest Promissory notes of AGCSI.
 (e) Includes 218,405 shares of Series A Preferred Stock; 16,000 shares of Series B Preferred Stock and 16,000 Class B Warrants.
 (f) Includes warrants to purchase 24,680 shares in connection with Bonus Interest Promissory Notes of AGCSI.
 (g) Includes 79,749 shares of Series A Preferred Stock; 6,900 shares of Series B Preferred Stock and 6,900 Class B Warrants.
 (h) Mr. Wenzinger's Series A Preferred Shares are held in the name of Atlas Energy Corp. ("Atlas"), which is a privately-owned Colorado corporation. Mr. Wenzinger (who resigned as an officer and director of the Company on April 12, 1995) is the sole Shareholder and Director of Atlas.
 (i) R.C. Schreider is the parent of Rudy C. Schreider, Jr.; J.E. Wenzinger is the parent of Daniel R. Wenzinger; Messrs. Schreider and Wenzinger disclaim ownership or the right to vote any of these shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The executive officers of the Company, Messrs. Schreider and Wenzinger, (who resigned as an officer and director on April 12, 1995) were also officers, directors and former majority shareholders of entities involved in the 1992 Reorganization.

Schreider's issued and outstanding capital stock at the time of the 1992 Reorganization was owned 72% by Mr. Schreider who is the Chief Executive Officer and a Director of the Company and 25% by Mr. Wenzinger who was the President/Treasurer/Chief Financial Officer and a Director of the Company. Messrs. Schreider and Wenzinger held the similar positions with Schreider. Prior to the 1992 Reorganization, Schreider owned 33,202 shares or 35.5% of the outstanding Common Stock of the Company. Schreider also held the rights to purchase additional shares of the Company's Common Stock through a warrant for 682 shares and an option for 450 shares. As a result of the 1992 Reorganization, Mr. Schreider received 165,977 shares of Series A Preferred Stock valued at $634,032, he also received a warrant to purchase 490 shares of Common Stock for $221 per share, which expired July 1994 and an option to acquire 324 shares of Common Stock, at $34 per share, which expired November 1995. In connection with the 1992 Reorganization, Mr. Wenzinger received 57,631 shares of Series A Preferred Stock valued at $220,150, he also received a warrant to purchase 171 shares of Common Stock for $221 per share, which expired July 1994 and an option to acquire 113 shares of Common Stock, at $34 per share, which expired in November 1995.

Mr. Wenzinger was a Director, Treasurer of AGCSI. In connection with the 1992 Reorganization, he received 69.89 shares of Series A Preferred Stock of the Company, valued at $267, in exchange for his shares of AGCSI.

A portion of the 10% Bonus Interest Promissory Notes issued by AGCSI were subscribed to by Messrs. Schreider and Wenzinger and various family members of both. The original investments in the Notes by Messrs. Schreider and Wenzinger was $26,000 and $23,600, respectively. In connection with the issuance of warrants for Common Stock for the release of the Noteholder's security interest in AGCSI's compressors, as of December 31, 1992, Messrs. Schreider and Wenzinger received warrants to purchase 2,638 shares and 5,513 shares, respectively. The shares underlying the warrants are declining monthly due to payments on the Notes being made; for every $3.82 paid on the unamortized principal, the warrant declines by one share. The number of shares acquired through the warrant are calculated on the outstanding principal and interest balance of the Notes at the time of exercise.

In addition, Messrs. Schreider and Wenzinger personally owned undivided working interests in the same oil and gas properties as the Et. Als. They also exchanged their interests for shares of Series A Preferred Stock on the same basis as all other Et. Als. Mr. Schreider received 52,428 shares of Series A Preferred Stock, value at $200,274 and Mr. Wenzinger received 22,048 shares of Series A Preferred Stock, valued at $84,225.

All of the 1992 Reorganization transactions which involved Messrs. Schreider and Wenzinger or their family members were conducted upon the same terms and conditions as all 1992 Reorganization transactions involving unrelated parties. There are no preferential rights associated with any transaction in which the officers of the Company were involved.

Messrs. Wenzinger and Schreider purchased 6,900 and 16,000 units of Series B Preferred Stock with Class A and B Warrants for cash of $34,500 and $80,000, respectively.

In 1995, Mr. Schreider borrowed from his bank for the Company, $15,000 for the purchase of certain equipment and to pay Company obligations. The Company repaid the loan and applicable interest to the bank.

During 1994, the Company exchanged various pieces of equipment for an account payable owed to Mr. Schreider. The account payable arose from working capital advances to the Company by Mr. Schreider. The value of the equipment exchanged was $47,000, which equaled the Company's book value and approximated the fair market value of the equipment.

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         Included in Part II (Item 7) of this report:

             Management's Report in Lieu of Independent Auditor's Report

             Financial Statements:

                 Consolidated Balance Sheet at December 31, 1995.

                 Consolidated Statements of Operations for each of the two years in the period ended December 31, 1995.

                 Consolidated Statement of Changes in Stockholders' Equity for each of the two years in the period ended December 31, 1995.

                 Consolidated Statements of Cash Flow (Indirect Method) for each of the two years in the period ended December 31, 1995.

                 Notes to Consolidated Financial Statements.

    2.       Exhibits

       3.1 Certificate of Incorporation of WEPCo Energy Co. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1986).

       3.2 Certificate of Amendment to Certificate of Incorporation of WEPCo Energy Co. filed with the Delaware Secretary of State on August 24, 1987. (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1987).

       3.3 Certificate of Amendment to Certificate of Incorporation of WEPCo Energy Co. filed with the Delaware Secretary of State on December 4, 1991. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the fiscal year ended December 31, 1991).

       3.3A Certificate of Designation of 1993 Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.3A to Form 10-KSB for the fiscal year ended December 31, 1993).

       3.4 By-Laws of WEPCo Energy Co., as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1986).

       3.5      1993 Convertible Preferred Stock Certificate of Designation.

       4.4 Specimen of Common Stock Certificate of WEPCo Energy Co. (Incorporated by reference to Exhibit 4.7 to Form S-4 Registration Statement filed November 10, 1986).

      10.1 Stock Option Plan adopted by Polaris Oil & Gas, Inc. on July 10, 1984, and transferred and assumed by WEPCo Energy Co. (Incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 5, 1984).

      10.2 Sublease dated March 31, 1989, Wepco Energy Company as sublessee and Western Mud Company as sublessor. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1988).

      10.3 Letter Agreement dated December 18, 1989, by and among KPW Oil Company, Schreider & Company, Inc. and Daniel R. Wenzinger. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1989).

      10.4 Letter Agreement dated December 15, 1989, by and between Schreider & Company, Inc. and Atlantic Oil Company. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1989).

      10.5 Agreement dated December 22, 1989, by and between Billings 401 Joint Venture and WEPCo Energy Co. accompanying Assignment of Lessor's Interest in Lease of even date from Billings 401 Joint Venture to Schreider & Company, Inc. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1989).

      10.6 Assignment Agreement dated as of September 30, 1989, by and between Continental Illinois Energy Development Corporation and Schreider & Company, Inc. (Incorporated by reference to
                Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1989).

      10.7 Settlement Agreement dated December 29, 1989, by and between Ameritrust Company National Association and WEPCo Energy Co. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1989).

      10.8 Promissory Note and Commercial Pledge Agreement, each dated December 29, 1989, from WEPCo Energy Co. in favor of The Professional Bank of Colorado. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1989).

      10.9 Secured Term Loan Agreement dated as of December 29, 1989, by and between WEPCo Energy Co. and Schreider & Company, Inc. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1989).

      10.10 Promissory Note and Commercial Pledge Agreement, each dated December 29, 1989, by WEPCo Energy Co. in favor of Schreider & Company, Inc. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1989).

      10.11 Purchase and Sale Agreement dated September 15, 1990 between WEPCo Energy Co. and Enron Oil and Gas Company for interest in the Shelton State #1-12, Roger Mills County, Oklahoma. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1990).

      10.12 Promissory Note dated October 17, 1990 by American Gas Compression Services, Inc. in favor of WEPCo Energy Co. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990).

      10.13 Commercial Pledge Agreement dated October 17, 1990 from American Gas Compression Services, Inc. in favor of WEPCo Energy Co. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1990).

      10.14 Letter Agreement dated August 24, 1990 by and among Davis, Graham & Stubbs, and Schreider & Company, Inc. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1990).

      10.15 10% Secured Bonus Interest Promissory Note issued by American Gas Compression Services, Inc. (Incorporated by reference to
                Exhibit 10.15 to Form 10-Q for the nine months ended September 30, 1991).

      10.16 American Gas Compression Services, Inc.: Agency Agreement. (Incorporated by reference to Exhibit 10.16 to Form 10-Q for the nine months ended September 30, 1991).

      10.17 American Gas Compression Services, Inc.: Commercial Pledge Agreement. (Incorporated by reference to Exhibit 10.17 to Form 10-Q for the nine months ended September 30, 1991).

      10.18 Settlement Agreement and Mutual Release dated March 11, 1992 by and among David V. Creel, Bob N.Nichols, WEPCo Energy Co. and Rudy C. Schreider, Jr. (Incorporated by reference to Exhibit
                10.18 to Form 10-Q for the three months ended March 31, 1992).

      10.19 Purchase and Sale Agreement, dated April 20, 1992 and amended April 21 and 30, 1992 between Wepco Energy Co. and Plymouth Resources, Inc. for interest in four wells and undeveloped acreage located in Custer and Roger Mills counties, Oklahoma. (Incorporated by reference to Exhibit 10.19 to Form 10Q for the six months ended June 30, 1992).

      10.20 Schreider & Company Shareholders' Exchange Agreement: Exchange of Working Interest by Et. Al's. (Incorporated by reference to Exhibit 10.20 to Form 10KSB for the fiscal year ended December 31, 1992).

      10.21 Schreider & Company Shareholders' Exchange Agreement: Exchange of Schreider & Company Common Stock. (Incorporated by reference to Exhibit 10.21 to Form 10KSB for the fiscal year ended December 31, 1992).

      10.22     American Gas Compression Services, Inc. Shareholder Exchange
                Agreement: Exchange of American Gas Compression Services, Inc. Common Stock. (Incorporated by reference to Exhibit 10.22 to Form 10KSB for the fiscal year ended December 31, 1992).

      10.23 Warrant Agreement by and between American Gas Compression Services, Inc. and 10% Secured Bonus Interest Promissory Note holders. Whereas the Company issued a warrant to purchase its common stock at an exercise price of $.0382 per share. (Incorporated by reference to Exhibit 10.23 to Form 10KSB for the fiscal year ended December 31, 1992).

      10.93.1 Promissory Note and Security Agreement dated April 12, 1993 by American Gas Compression Services, Inc. and Wepco Energy Co., as co-debtors and Norwest Equipment Finance Inc. (Incorporated by reference to Exhibit 10.93.1 to Form 10QSB for the three months ended March 31, 1993).

      10.93.2 1993 Key Employees' Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.93.2 to Form 10KSB for the fiscal year ended December 31, 1993).

      22.1 Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 22.1 to Form 10KSB for the fiscal year ended December 31, 1992).

      27        Financial Data Schedule.  (Filed herewith, see Exhibit Index).

(b)   Reports on Form 8-K.
      NONE

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  March 26, 1996

                                        American Atlas Resource Corporation

                                        By: /s/ Rudy C. Schreider, Jr.
                                            -----------------------------------
                                             Rudy C. Schreider, Jr.,
                                             President, C.E.O.




Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Rudy C. Schreider, Jr.                                   March 26, 1996
--------------------------                                   --------------
Rudy C. Schreider, Jr.         President                     Date
                               Chief Executive Officer
                               Director

ITEM 7 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      AMERICAN ATLAS RESOURCE CORPORATION
                          (FORMERLY WEPCO ENERGY CO.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES


                                                                                 PAGE
                                                                                 ----
CONSOLIDATED FINANCIAL STATEMENTS (SUBMITTED IN RESPONSE TO PART II,
ITEM 8).

    Management's Report in Lieu of Independent Auditor's Report                   F-2

    Consolidated Balance Sheet - December 31, 1995                                F-3

    Consolidated Statements of Operations - for the Years Ended December 31,
       1995 and 1994                                                              F-4

    Consolidated Statement of Changes in Stockholders' Equity  - for
       the Period from January 1, 1994 through December 31, 1995                  F-5

    Consolidated Statements of Cash Flows - for the Years ended December 31,
       1995 and 1994                                                              F-6

    Notes to Consolidated Financial Statements                                    F-7

                         MANAGEMENT'S REPORT IN LIEU OF
                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
American Atlas Resource Corporation

We have prepared the accompanying consolidated balance sheet of American Atlas Resource Corporation (formerly WEPCo Energy Co.) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1995 without audit by Independent Auditors. These consolidated financial statements are the responsibility of the Company's management.

Independent Auditors would have subjected these financial statements to audits, in accordance with generally accepted auditing standards which require planning and performance of audit procedures to obtain reasonable assurance about whether the financial statements are free of material misstatements. Independent Auditors would assess the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. The Independent Auditors would then opine as to the fairness of the financial position of the Company at the end of the period presented in conformity with generally accepted principles.

The consolidated financial statements referred to above have been prepared by the Company without audit. In the opinion of management, these financial statements contain all adjustments necessary to present fairly, in all material aspects, the financial position of American Atlas Resources Corporation and subsidiaries as of December 31, 1995 and the results of our operation and our cash flow for each of the years in two year period ending December 31, 1995, in conformity with generally accepted accounting principles.



/s/ Rudy C. Schreider, Jr.
    Rudy C. Schreider, Jr.





March 26, 1996

              AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          ( Formerly WEPCO Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995
                                  (UNAUDITED)

ASSETS
------

CURRENT ASSETS:
   Cash                                                                $   152,900
   Accounts Receivable (less $3,700 allowance for doubtful accounts)        69,000
   Parts and Equipment Inventory                                            60,200
   Prepayments and Other                                                     1,300
                                                                       -----------
        TOTAL CURRENT ASSETS                                               283,400
                                                                       -----------

PROPERTY AND EQUIPMENT:
   Oil and Gas Properties, (at cost, on the successful
      efforts method of accounting)
        Proved Properties                                                3,542,300
   Natural Gas Compressors                                               1,015,700
   Land and Building                                                       141,900
   Automobiles, Trucks and Equipment                                       139,200
   Shop Machinery and Tools                                                 40,300
   Furniture and Fixtures                                                   31,600
                                                                       -----------
                                                                         4,911,000
   Accumulated Depreciation, Depletion and Amortization                 (3,392,500)
                                                                       -----------
                                                                         1,518,500
                                                                       -----------
OTHER ASSETS:                                                                5,000
                                                                       -----------

   TOTAL ASSETS                                                        $ 1,806,900
                                                                       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                               $   306,500
   Oil and Gas Revenues Payable                                            237,400
   Production Taxes Payable                                                 36,300
   Current Portion of Long-Term Debt                                       132,600
                                                                       -----------
        TOTAL CURRENT LIABILITIES                                          712,800
                                                                       -----------


LONG-TERM DEBT AND OTHER LIABILITIES:
   Long-Term Debt                                                          145,800
   Production Taxes Payable                                                 72,200
   Advances From Joint Owners and Affiliates                                39,600
                                                                       -----------
                                                                           257,600
                                                                       -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

STOCKHOLDERS' EQUITY:
   Serial Preferred Stock, $.01 par value;
      1,000,000 shares authorized:
      Series A; 462,890 shares issued and outstanding;
      face value $3.82 per share                                         1,768,200
      Series B;  61,013 shares issued and outstanding;
      face value $5.00 per share                                           305,100
   Common Stock, $.01 par value; 12,000,000
      shares authorized; 720,430 shares issued and outstanding               7,200
   Additional Paid-In Capital                                            5,312,000
   Accumulated Deficit                                                  (6,556,000)
                                                                       -----------
        TOTAL STOCKHOLDERS' EQUITY                                         836,500
                                                                       -----------

        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                         $ 1,806,900
                                                                       ===========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                            YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                             1995                1994
                                                        ------------        -----------
REVENUES:
   Oil and Gas Sales                                      $  285,700         $  398,600
   Compressor Rental Income and Sales                        318,000            441,800
   Gain on Sale of Oil and Gas Properties (Net)               59,200             96,500
   Sales and Services of Oil and Gas Field Equipment         204,200             37,200
   Management and Operator Fees                               32,300             36,000
   Other Income                                               78,700             30,000
                                                          ----------         ----------
                                                             978,100          1,040,100
                                                          ----------         ----------


COSTS AND EXPENSES:
   Oil and Gas Production Costs                              164,600            261,500
   Compressor Operating Costs                                183,800            227,400
   Costs of Oil and Gas Field Equipment and Services          51,300             46,200
   Dry Holes, Exploration Expense and Expired Leases           5,800             66,300
   Depreciation, Depletion and Amortization                  206,500            342,300
   Write Down of Oil and Gas Properties
        to Estimated Future Net Revenues                       1,100            315,700
   General and Administrative                                226,200            352,500
   Interest Expense                                           42,400             57,100
                                                          ----------         ----------
                                                             881,700          1,669,000
                                                          ----------         ----------


INCOME (LOSS) BEFORE TAXES:                                   96,400           (628,900)

PROVISION FOR INCOME TAXES:
   Income Tax Benefit (Expense)                                  ---           (110,800)
                                                          ----------         ----------

NET PROFIT (LOSS)                                             96,400           (739,700)

LESS PREFERRED DIVIDENDS                                      21,400            125,500
                                                          ----------         ----------

NET PROFIT (LOSS) TO
  COMMON STOCKHOLDERS                                     $   75,000          $(865,200)
                                                          ==========          =========

NET PROFIT (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                                 $      .01          $    (.16)
                                                          ==========          =========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                            5,349,300          5,349,300
                                                          ==========          =========





The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN ATLAS RESOURCE CORPORATION and  SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD JANUARY 1, 1994 THROUGH DECEMBER 31, 1995
                                  (UNAUDITED)

                                          Preferred Stock                                  Additional                     Total
                                 Series A              Series B             Common Stock    Paid-In      Accumulated   Stockholder's
                            Shares        Amount    Shares    Amount    Shares   Amount     Capital         Deficit       Equity
                            ------        ------    ------    ------    ------   ------     -------         -------       ------
BALANCE, JANUARY 1, 1994    462,890    $1,768,200                       72,043     $ 700    $5,376,200    $(5,912,600)  $1,232,500

Issuance of 1993 Series B
    Convertible Preferred      ----          ----   61,013   $305,100     ----      ----       (11,700)          ----      293,400
Preferred Stock Dividend       ----          ----     ----       ----     ----      ----       (46,000)          ----      (46,000)
Net Loss                       ----          ----     ----       ----     ----      ----          ----       (739,700)    (739,700)
                            -------    ----------   ------   --------  -------    ------    ----------    -----------     --------

BALANCE, DECEMBER 31, 1994  462,890    $1,768,200   61,013   $305,100   72,043      $700    $5,318,500    $(6,652,300)     740,200
                            =======    ==========   ======   ========   ======      ====     =========      =========      =======

Stock Split                    ----          ----     ----       ----  648,387     6,500        (6,500)          ----         ----
Net Profit                     ----          ----     ----       ----     ----      ----          ----         96,400       96,400
                            -------    ----------   ------   --------  -------    ------    ----------    -----------     --------


BALANCE, DECEMBER 31, 1995  462,890    $1,768,200   61,013   $305,100  720,430    $7,200    $5,312,000    $(6,556,000)    $836,500
                            =======    ==========   ======   ========  =======    ======    ==========    ===========     ========





The accompanying notes are an integral part of the consolidated financial statements.

             AMERICAN ATLAS RESOURCE CORPORATION and  SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                YEARS ENDED DECEMBER 31,
                                                                            ------------------------------
                                                                                  1995               1994
                                                                            -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss) Income                                                       $  96,400      $ (739,700)
Adjustments to Reconcile Net Profit (Loss) Income to
   Net Cash (Used) Provided by Operating Activities:
   Depreciation, Depletion and Amortization                                      206,500         342,300
   Write Down of Oil and Gas Properties
        to Estimated Future Revenues                                               1,100         315,700
   Gain on Sale of Oil and Gas Properties                                        (59,200)        (96,500)
   Write Off of Undeveloped Acreage                                                5,800          37,200
   Write Off of Deferred Tax Asset                                                   ---         114,000
   Bonus Interest                                                                  6,900           6,800
                                                                               ---------         -------

                                                                                 257,500         (20,200)
   Changes in Operating Assets/Liabilities:
       Decrease (Increase) in Accounts Receivable                                 77,200          99,100
       Decrease (Increase) in Parts and Equipment Inventory                       46,600         (19,300)
       Decrease (Increase) in Prepayments and Other                                1,300             200
       Decrease (Increase) Other Assets                                            3,900           4,400
       (Decrease) Increase in Accounts Payable
           and Accrued Expenses                                                  (45,500)        (98,400)
       (Decrease) Increase in Undistributed Revenue                                6,000          (2,700)
       (Decrease) Increase in Production Taxes Payable                           (24,700)        (30,300)
       (Decrease) Increase in Advances from Joint Owners                         (18,900)        (19,400)
                                                                               ---------        --------
        NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                         303,400         (86,600)
                                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Oil and Gas Properties                                   68,600         171,400
   Proceeds from Sale of Compressors                                                 ---          20,700
   Additions to Oil and Gas Properties (Net)                                      (3,900)        (24,500)
   Additions to Compressors and Other Equipment                                  (42,500)       (139,400)
                                                                               ---------        --------
        NET CASH (USED) PROVIDED IN INVESTING ACTIVITIES                          22,200          28,200
                                                                                --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Preferred Stock (Net)                                   ---         293,400
   Borrowings from Notes                                                          40,500             ---
   Proceeds from Exercise of Warrants                                                ---             ---
   Payments on Notes                                                            (226,800)       (237,800)
   Payments of Preferred Stock Dividends                                             ---         (46,000)
                                                                              ----------        --------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                        (186,300)          9,600
                                                                                --------        --------

NET (DECREASE) INCREASE IN CASH                                                  139,300         (48,800)

CASH, Beginning of Year                                                           13,600          62,400
                                                                                --------        --------

CASH, End of Year                                                             $  152,900      $   13,600
                                                                                ========       =========

SUPPLEMENTAL INFORMATION:
   Cash Paid During the Year For:
        Interest                                                              $   35,500      $   47,900
   Net Book Value of Equipment Exchanged
        for Note Payable                                                      $      ---      $   46,800


   The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization and Business -- American Atlas Resource Corporation ("American Atlas" or the "Company") is the new name of Wepco Energy Co. ("Wepco"). At its Annual Shareholders Meeting on August 6, 1993, Wepco shareholders voted to change the Company name. American Atlas/Wepco was incorporated by Polaris Oil & Gas, Inc. ("Polaris") on June 19, 1984, under the laws of the State of Delaware, as a wholly-owned subsidiary of Polaris. The shareholders approved and adopted an Agreement and Plan of Merger pursuant to which Polaris was merged with and into American Atlas/Wepco, and the holders of shares of Common Stock of Polaris became holders of corresponding shares of Common Stock of American Atlas /Wepco on July 13, 1984.

    The Company and its wholly-owned subsidiaries, States Exploration Co. ("States") and Schreider & Company, Inc. ("Schreider"), are engaged in the exploration and development of oil and gas properties and sales and services of oil field equipment. American Gas Compression Services, Inc. ("AGCSI"), is engaged in the leasing, fabrication and servicing of natural gas compressors. The Company and its subsidiaries operate exclusively in the oil and gas industry, and all of its operations are conducted within the continental United States.

    Basis of Presentation -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $429,400 as of December 31, 1995. The continuation of the Company as a going concern is dependent upon obtaining additional long-term debt and/or equity financing, and/or selling property and equipment and achieving and maintaining profitable operations.


    Financial Reporting -- The consolidated financial statements for the years ended December 31, 1995 and 1994 include the accounts of American Atlas and its wholly-owned subsidiaries, States, Schreider and AGCSI. All material intercompany accounts and transactions have been eliminated. A summary of the Company's significant accounting policies follows:

    Parts and Equipment Inventory -- Inventory, which primarily includes compressor parts and oil field equipment, is recorded at the lower of cost or market. Compressor parts are valued using the first-in-first-out method; oil field equipment is valued using the specific identification method.

    Oil and Gas Properties -- The Company follows successful efforts method of accounting for costs incurred in the acquisition, exploration and development of oil and gas properties. Under this method, geological and geophysical costs, annual delay rentals on undeveloped leases and exploratory dry hole costs are charged to expense as incurred. Intangible drilling and development costs are capitalized on successful wells and development dry holes. Property acquisition costs are capitalized as incurred and are charged to expense when abandoned.

    Depreciation, depletion and amortization are provided on the units-of-production method based on the estimated proved oil and gas reserves, computed on a property-by-property basis. Costs are not capitalized in an amount which exceeds total estimated future net revenues of the Company's proved reserves.

    Unproved properties are assessed periodically for impairment on a property-by-property basis. Proceeds from sales of interests in unproved oil and gas properties in which the Company retains an economic interest are credited against property costs. Gains on sales of interests in unproved properties are recognized when property costs are fully recovered and the Company has no substantial commitments for future performance.

    Natural Gas Compressors -- Compressors are recorded at cost, which includes the initial acquisition cost and all direct and indirect cost associated with overhauling and reconditioning. Depreciation is provided over an estimated useful life of ten years using the straight-line method.

    Land and Building -- Land and Building are recorded at cost. Land cost estimated to be $24,000 is not depreciated. The remaining cost associated with the building is depreciated over a thirty year life using the straight-line method. Maintenance and repairs are included in operations as incurred; expenditures for major improvements are capitalized.

    Automobiles, Trucks, Equipment and Shop Machinery and Tools -- All items are carried at cost plus any significant expenditures which are required to get the equipment in operating condition or extend the life of the asset. All maintenance and repair expenditures are charged to operations. These assets are depreciated using the straight-line method over their estimated useful lives.

    Furniture and Fixtures -- Furniture and fixtures are carried at cost. Maintenance and repairs are charged to operations as incurred; expenditures for major improvements are capitalized. Depreciation is provided using the straight-line method over five to seven years, which represents the estimated useful lives of the related assets.

    Net (Loss) Income Per Common and Common Equivalent Share -- Net Loss per common share is computed on the basis of the weighted average number of common and common stock equivalent shares outstanding during the period. Common Stock outstanding at December 31, 1994 and 1995, used in the computation of Net (Loss) Income per common share was adjusted to reflect the automatic conversion of the Preferred Stock Series A to Common Stock at December 31, 1994, which was postponed, as accrued dividends in the amount of $79,600 were not declared nor paid by the Company because of liquidity. The Board of Directors has not declared dividend on the Preferred Stock Series B in the amount of $21,400 for the year ending December 31, 1995, which amount has been deducted from Net Profit in determining Net Profit to
    Common and Common Equivilent Shares outstanding.   Common Stock equivalents
    are not included in the weighted average shares or net loss per share calculation for the year ending December 31, 1994, due to their effect being antidilutive. All references to per share amounts gives retroactive effect to the 1 for 10 stock split, which became effective March 31, 1995.

2.  RECEIVABLES:

    Receivables consist of the following, at December 31, 1995:

         Accrued Oil and Gas Sales                     $ 54,500
         Compressor Rental Receivables
             ($3,700 Allowance for Doubtful Accounts)    14,500
                                                         ------
                                                       $ 69,000
                                                         ======

3.  NOTES PAYABLE:

    The Company's notes payable and long-term debt consist of the following as of December 31, 1995:

         Equipment Financing Note (A)                 $  38,800
         10% Bonus Interest Promissory Notes (B)         83,400
         Accrued Bonus Interest (B)                      41,400
         Brighton Shop (C)                               81,200
         Note to the Bank (D)                            29,500
         Other                                            4,100
                                                        -------
                                                        278,400
         Less Current Portion                           132,600
                                                        -------
         Total Long-Term Debt                         $ 145,800
                                                        =======

    (A) In April, 1993, AGCSI obtained an equipment financing loan for $315,000. The loan is for a period of three years, bears interest at 7.85% per annum and requires monthly payments of $9,800 for principal and interest. The loan is collateralized by 23 natural gas compressors and includes all contractual rights associated with the operations of the pledged compressors.

    (B) During 1991 and 1992, AGCSI placed $500,000 through a private placement of 10% Secured Bonus Interest Promissory Notes (the "Notes"). The rate of interest on the Notes is 10% per annum fixed simple interest, with a Bonus Interest payment payable the month following the final principal and interest payment. The Bonus Interest is equal to one-half of the total interest paid on the Notes. The payment schedule requires monthly payments based upon a five year amortization applied first to interest, then principal. During 1994 the Company suspended monthly payments including management and related parties, and on January 2, 1996 all back payments of principal and interest were made and are included in accounts payable and accrued expenses in the amount of $95,300. Interest payments on the unpaid principal are being made currently in 1996. As of March 30, 1996, no unpaid Note-holders have commenced any action against the Company, nor is any anticipated.

         The Notes were originally collateralized by a first mortgage on twenty compressors and included all contractual rights associated with the operations of the pledged compressors. On December 31, 1992 all of the Note holders relinquished their security position in the compressors in exchange for a decreasing Warrant to purchase the Company's Common Stock at $3.82 per 10 shares. The number of shares underlining the Warrant is determined based upon the remaining principal and accrued Bonus Interest outstanding at the time of exercise, thereby decreasing with each monthly payment. As of January 2, 1996, warrants to purchase 249,560 shares of Common Stock were outstanding.

    (C) This note is payable to the seller of the AGCSI's maintenance facility located in Brighton, Colorado. It is collateralized by a first mortgage on the facility. The note requires monthly payments based upon 8.5% per annum, with principal and interest amortized over 20 years. On October 15, 2001, the unamortized principal balance of $63,000 becomes due.

    (D) In June 1995, the Company purchased a mechanics truck for its Utah compressor operations. The purchase was financed by a $36,000, thirty-six month loan at 7.375% collaterized by the truck.

    Minimum principal payments due for the next five years on the notes and long-term debt as of December 31, 1995 are as follows:

                 1996                     $ 132,600
                 1997                        62,200
                 1998                        10,700
                 1999                         3,300
                 2000 and after              69,600
                                            -------
                                          $ 278,400
                                            =======

4.  INCOME TAXES:

    The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes in 1992 and elected to restate the financial statements for the year ended December 31, 1991. Retained earnings were increased by $11,000 to reflect the cumulative effect of adoption on years prior to 1991 and recorded a $114,000 net deferred tax asset based upon its interpretation of the Standard and oil and gas reserve report projections prepared by its independent petroleum engineers.

    As of December 31, 1994, the Company increased the evaluation allowance to reflect the uncertainty as to the prudence and feasibility of its tax planning strategy because of its lack of control over oil and gas prices.

    The components of the net deferred tax asset recognized as of December 31, 1995, are as follows:

         Deferred Tax Asset                   $   2,964,000
         Less Valuation Allowance                (2,733,000)
                                               ------------
                                                    231,000
         Deferred Tax Liability                    (231,000)
                                               ------------

         Net Deferred Tax Asset               $         -0-
                                               ============

    The temporary differences between the tax basis of assets and their financial reporting amounts that give rise to the deferred tax liability are primarily a result of the timing of deductions and write-offs for certain costs of oil and gas exploration and production activities. Temporary differences are also created due to the differences arising from the use of financial accounting for the acquisitions of companies versus the tax basis of the assets received, most recently the acquisition of Schreider and the Et. Al's. Interest.

    The amounts which give rise to the net deferred tax asset (liability) as of December 31, are as follows:

                                                           1995                              1994
                                          -------------------------------    ---------------------------------
                                             Liability           Asset        Liability             Asset
                                          --------------    -------------    -----------      ----------------
         Excess Book Basis                   $ 586,000      $                 $1,042,000        $
         Excess Book Depreciation               93,900                           575,000
                                              --------                         ---------
         Total Taxable Temporary Differences   679,900                         1,617,000
                                              --------                         ---------
         Net Operating Loss Carry Forward                     8,452,900                           8,512,000
                                                             ----------                          ----------

         Tax Effect of Temporary Differences $ 231,000      $ 2,874,000       $  550,000        $ 2,894,000
                                              --------                         ---------
         Investment Tax Credit Carry Forward                     90,000                              90,000
                                                             ----------                          ----------
                                                              2,964,000                           2,984,000
         Less Valuation Allowance                            (2,733,000)                         (2,434,000)
                                                             ----------                          ----------
         Total Deferred Tax Asset                               231,000                             550,000
         Less Total Deferred Tax Liability                     (231,000)                         (  550,000)
                                                             ----------                          ----------
         Net Deferred Tax Asset                             $       -0-                         $       -0-
                                                             ==========                          ==========

    The tax net operating loss carryforwards of approximately $8,452,900 begin to expire in 1996 and continue through 2006. The investment tax credit carry forwards expire 1997 through 2004.

    The components of income tax (benefit) expense are as follows:

                                                                        Years Ended December 31,
                                                                    ----------------------------------
                                                                         1995               1994
                                                                    ---------------     --------------
         Federal:
                 Current                                             $   27,000         $  (3,200)
                 Deferred                                                 5,800            114,000
                                                                       --------            -------
                                                                     $   32,800           $110,800
                                                                      =========            =======

    Total income tax (benefit) expense differed from the amounts computed, by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                         Years Ended December 31,
                                                                    ----------------------------------
                                                                         1995               1994
                                                                    ---------------     --------------
         Total Expense Computed by Applying
           the U.S. Statutory Rate                                    $  32,800         $       ---
         Income Tax Benefit                                              (5,800)                ---
         Net Increase in Deferred Tax Asset                                 ---             114,000
         Other                                                          (27,000)             (3,200)
                                                                                           --------
                                                                            -0-            (110,800)
         Alternative Minimum Tax                                            ---                 ---
                                                                       --------           ---------
                                                                      $     -0-         $  (110,800)
                                                                       ========             =======


5.  STOCKHOLDERS' EQUITY:

    Preferred Stock
    The Company's Certificate of Incorporation, as amended, provides that the directors have the authority to issue up to 1,000,000 shares of $.01 par value preferred stock. Such shares can be issued in one or more series upon terms fixed by the directors which terms may include some or all of the following features: (a) voting power; (b) may be convertible; (c) may be entitled to the benefit of a sinking fund to be applied to the redemption of the shares; (d) may have other rights; and (e) may be entitled to receive cumulative or noncumulative dividends.

    On December 12, 1992, the Board of Directors approved the acquisition of Schreider, AGCSI and the Et. Al's. Interest through the issuance of additional equity securities. This plan of acquisition involved the designation and issuance of the 1993 Series A Convertible Preferred Stock. Effective in December, 1992, the Company completed final agreements and documents consummating the issuance of 462,890 shares of the Series A Preferred Stock.

    The features of the Series A Preferred Stock issued include: (a) each Series A Preferred share is being convertible to 10 shares of the Company's Common Stock; holders of the Series A Preferred Stock may convert to Common Stock at their option any time or it will automatically be converted on December 31, 1995; and (b) is entitled to a non- cumulative dividend, payable quarterly, at a rate of 6% per annum of the face value of $3.82 per share. The Series A Preferred Stock does not have any liquidation preference; but, is entitled to one vote per share. The automatic conversion of the Series A Preferred Stock has been postponed until management has determined that it has sufficient liquidity to pay the three quarterly dividends ($79,600) originally scheduled for 1994.

    In June, 1994, the Company completed a private placement offering under a Securities Exchange Commission Regulation D filing. The offering consists of Units of 1993 Series B Convertible Preferred Stock and Warrants to purchase Common Stock (the "Units"). Each Unit consists of one share of 1993 Series B Convertible Preferred Stock ("Series B Preferred Stock"), one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant (the "Series B Warrants").

    The features of the Series B Preferred Stock include: (a) an annual cumulative dividend payable quarterly rate of 7% of the face value of $5.00 per share; (b) each Series B Preferred share is convertible to 10 shares of Common Stock; (c) each share is entitled to ten votes on all matters brought before the Company's shareholders; (d) the Series B Preferred Stock is redeemable for $5.00 per share after December 31, 1995; and do not have any liquidation preference.

    The exercise price and term of each Series B Warrant is as follows:

         Class A Warrants   Exercisable at $6.00 per share from the date of
                            issuance through December 31, 1995 (all expired
                            unexercised)
         Class B Warrants   Exercisable at $7.00 per share from the date of
                            issuance through December 31, 1996

     Additionally, the Series B Warrants will have customary antidilution protection.

    During 1994 management and the Board of Directors postponed dividend payments until the Company's liquidity position improves. Cummulative but undeclared dividends on the Series B Preferred Stock was $21,400 at December 31, 1995, and $79,600 at December 31, 1994.

    The Company sold 61,013 Units, of which 22,900 were sold to officers of the Company, with total proceeds being $305,100.

    Common Stock

    Effective March 31, 1995, the Company declared a 10 for 1 share split of its Common Stock. All warrants and options were adjusted to reflect this change.

    As part of the reorganization, the Company issued Warrants to purchase its Common Stock to persons who hold 10% Secured Bonus Interest Promissory Notes issued by its subsidiary AGCSI.

    The Notes were collateralized by 20 compressors owned by AGCSI and require monthly payments of principal and interest. On December 31, 1992, the Company offered to all holders of the Notes, warrants to purchase Common Stock at $3.82 per share for the release of their collateral interest in the compressors. The amount of shares underlying the Warrant was calculated based upon the remaining principal balances in the Notes plus the accrued Bonus Interest to date. Thereafter, the number of shares underlying the Warrant will decrease by ten shares for every $3.82 paid towards the unamortized principal with each monthly payment. As of December 31, 1995, Warrants to purchase 249,560 shares of Common Stock were outstanding, including 18,130 warrants to an officer and director who is a Noteholder.

    At the 1993 Annual Meeting of shareholders, approval was obtained to discontinue the 1984 Incentive Stock Option Plan, of which no options were outstanding; and implement the 1993 Key Employees' Incentive Stock Option Plan, (the "Option Plan"). Pursuant to the Option Plan, the Board of Directors are authorized to grant options to purchase up to 750,000 shares of the Company's Common Stock. Only employees of the Company or its wholly-owned subsidiaries are eligible to participate in the option plan. The exercise price of the option to acquire Common Stock shall not be less than the fair market value of the Common Stock on the date of grant; in the event an optionee owns 10% or more of the Common Stock of the Company, the exercise price shall not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of December 31, 1994, the Board of Directors has granted options under the option plan to purchase 70,000 shares at an exercise price of $.40 per share. The options are vested at a rate of 1/7 per year and expire in October, 2000.

    The Company's Board of Directors issued options to purchase 100,000 shares to a former director. The options are exercisable at $.40 per share and expire in October, 1998.

6.  COMMITMENTS AND CONTINGENT LIABILITIES:

    On December 15, 1994 the Company entered into a sublease on its executive offices. The terms of the sublease are comparable to the lease. Rent expense for the year ended December 31, 1994 was $26,500.

    As general partner of certain managed limited partnerships, the Company is contingently liable for the obligations of the partnerships.

7.  MAJOR CUSTOMERS:

    Major purchasers of the Company's oil and gas, which accounted for more than 10% of the Company's oil and gas sales for the years ended December 31, 1995 and 1994 are as follows:

                                                                         1995               1994
                                                                    ---------------     --------------
         Customer A                                                     $ 64,500           $ 83,400
         Customer B                                                       55,700             81,600
         Customer C                                                       44,300             40,000

    A major purchaser of the Company's natural gas compression services, which accounted for more than 10% of the Company's compressor rental income for the years ended December 31, 1995 and 1994 is as follows:

                                                                         1995               1994
                                                                    ---------------     --------------
         Customer A                                                    $ 101,400          $ 153,300

8.  RELATED PARTY TRANSACTIONS:

    A majority of the 10% Bonus Interest Promissory Notes issued by AGCSI were placed with various family members of the officers of the Company. The officers of the Company also participated in the placement of the Notes through self directed retirement accounts.

    The Company owed the Wepco Energy 1984 Drilling Program $90,600 and $113,500 as of December 31, 1995 and 1994, respectively.

    As of December 31, 1995, an entity related to the president and chief executive officer has advanced the Company $65,000 of which $47,000 was repaid by transfer of equipment having a book value of the same amount in 1994. In 1995, the chief executive officer borrowed from his bank $15,000, for the benefit of the Company, which the Company subsequently repaid with applicable interest.

9.  INDUSTRY SEGMENTS AND OIL AND GAS PRODUCING ACTIVITIES:

    The Company operates primarily in (1) oil and gas exploration and development, (2) fabrication and leasing, of natural gas compressors, and
    (3) sales and service of oil field equipment. Summarized financial information concerning the business segments is as follows:

                                                                        1995                          1994
                                                                    ----------                     ------------
         Revenues:
             Oil and Gas                                           $   453,800                     $   559,500
             Compressor Rental                                         355,500                         474,100
             Sale and Service of Oil and Gas field Equipment           168,800                           6,500
                                                                     ---------                       ---------
                                                                   $   978,100                     $ 1,040,100
                                                                    ==========                       =========

         Operating (Loss) Income:
             Oil and Gas                                          $      9,500                     $  (557,700)
             Compressor Rental                                         (69,600)                        (66,300)
             Sale and Service of Oil and Gas field Equipment           156,500                          (1,700)
                                                                     ---------                       ---------
                                                                  $     96,400                     $  (625,700)
                                                                   ===========                       =========

         Identifiable Assets:
             Oil and Gas                                           $   564,600                     $   685,400
             Compressor Rental                                         940,400                         998,100
             Sale and Service of Oil and Gas field Equipment            13,500                          14,900
                                                                     ---------                       ---------
                                                                   $ 1,518,500                     $ 1,698,400
                                                                     =========                       =========

         Depreciation, Depletion and Amortization Expense:
             Oil and Gas                                           $   136,200                     $   520,500
             Compressor Rental                                          66,900                         136,400
             Sale and Service of Oil and Gas field Equipment             3,400                           1,100
                                                                     ---------                       ---------
                                                                   $   206,500                     $   658,000
                                                                     =========                       =========

         Additions to Property and Equipment:
             Oil and Gas                                           $     3,900                      $   24,500
             Compressor Rental                                          42,500                         118,000
             Sale and Service of Oil and Gas field Equipment               ---                             ---
                                                                    ----------                       ---------
                                                                   $    46,400                      $  142,500
                                                                    ==========                       =========

    Results of operations for oil and gas producing activities are as follows:

                                                                      1995                  1994
                                                                    ----------           ----------
         Revenues:
             Oil and Gas Sales                                     $   285,700          $   398,600

         Cost and Expenses:
             Oil and Gas Production Cost                               164,600              261,500
             Depreciation, Depletion and Amortization
                 and write down to estimated future value              110,600              520,500
                                                                       -------              -------
                                                                       275,200              782,000
                                                                       -------             --------

         Expired Leases and Exploration Expense                          5,800               66,300
                                                                      --------             --------

         Income (Loss) Before Income Taxes                               4,700             (449,700)
         Income Tax Benefit                                                ---             (110,800)
                                                                      --------             --------

         Income (Loss) from Oil and Gas
            Producing Activities                                    $    4,700          $  (560,500)
                                                                      ========            =========

    Information relating to costs incurred in oil and gas producing activities for the years ended December 31, is as follows:

                                                                         1995               1994
                                                                    ---------------     --------------
         Acquisition of Properties:
                 Proved                                               $     ---          $     ---
                 Unproved                                                   ---                ---
         Exploration costs                                                  ---             66,300
         Development costs                                                3,900             24,500

    Aggregate capitalized costs and related accumulated depreciation, depletion and amortization write down to estimated future value relating to oil and gas producing activities for the years ended December 31, is as follows:

                                                                         1995               1994
                                                                    ---------------     --------------
    Proved Properties                                               $ 3,542,300        $ 4,272,600
    Unproved Properties                                                     ---              5,800
                                                                       --------           --------
                                                                      3,542,300          4,278,400

    Accumulated Depreciation
      Depletion and Amortization
         and write down to estimated future value                    (2,983,700)        (3,604,000)
                                                                     ----------         ----------

    Net Capitalized Costs                                          $    558,600        $   674,400
                                                                     ==========          =========

10. CONCENTRATIONS OF CREDIT RISK:

    The Company maintains demand deposit accounts with two banks located in Denver, Colorado. These accounts are maintained in the names and federal identification numbers of the separate entities, and for limited periods of time they exceed the insurance levels of the Federal Deposit Insurance Corp., thereby minimizing any chances of loss.

    The Company, as operator of jointly owned oil and gas properties, sells oil and gas production to relatively large U.S. oil and gas purchasers and pays vendors for oil and gas services. The risk of non-payment by the purchasers or joint owners is considered minimal.

11. SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited):

    The determination of oil and gas reserves is based on estimates and is highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available; and an accurate determination of the reserves may not be possible for several years after discovery. Moreover, the standardized measure of discounted net cash flows will not necessarily correspond with the current market value of the Company's oil and gas reserves. A market value determination would include many additional factors.

    Reserve quantities and estimated future net revenues are based on estimates prepared by Independent Engineers, D.J. Low, Inc. for 1993 and internally for 1995 and 1994. The Company's reserves are all located within the continental United States.

    Following is a summary of the changes in the Company's interest in quantities of proved reserves for the two years ended December 31, 1995.


                                                                     Oil (Bbls)         Gas (Mcfs)
                                                                    ---------------     --------------
         PROVED RESERVES:
         ---------------

         Reserves at December 31, 1993                                   124,000            906,000

                 Production                                              (13,000)          (132,000)
                 Sales of Minerals in Place                               (3,000)           (58,000)
                 Revisions                                                 2,000            330,000
                                                                         -------          ---------

         Reserves at December 31, 1994                                   110,000          1,046,000

                 Production                                               (7,900)          (113,000)
                 Sales of Minerals in Place                               (4,000)            (6,200)
                 Revisions                                                 6,300            144,600
                                                                         -------          ---------

         Reserves at December 31, 1995                                   104,400          1,071,400
                                                                         =======          =========

         PROVED DEVELOPED RESERVES:
         -------------------------

                 December 31, 1995                                        29,200            695,400
                 December 31, 1994                                        40,500            837,000
                 December 31, 1993                                        58,000            707,000

    The standardized measure of discounted future net cash flows and changes therein for the years ended December 31, is as follows:

                                                                        1995                1994
                                                                    ---------------     --------------
         Future Cash Inflows                                         $ 3,661,000        $ 3,230,000
         Future Production and Development Costs                      (2,204,000)        (2,076,000)
         Future Income Tax Expense                                           ---                ---
                                                                       ---------          ---------
         Future Net Cash Flows                                         1,457,000          1,154,000
         10% Annual Discount for Estimating Future
            Net Cash Flows                                              (484,000)          (408,000)
                                                                       ---------          ---------
         Standardized Measure of Discounted Future
            Net Cash Flows                                           $   973,000        $   746,000
                                                                       =========          =========

    The Company will not incur any future income tax expense due to its net operating loss carry forwards.

    The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                                        1995                1994
                                                                    ---------------     --------------
         Standardized Measure, Beginning of Year                     $   746,000        $ 1,029,000
         Sales and Transfers of Oil and Gas Produced,
            Net of Production Costs                                     (121,000)           (92,000)
         Net Changes in Prices and Production Costs                      (30,000)          (329,000)
         Purchase of Minerals in Place                                       ---                ---
         Net Change Due to Sale of Minerals in Place                     (17,000)           (54,000)
         Net Change Due to Quantity Revisions                            320,000             89,000
         Accretion of Discount                                            75,000            103,000
                                                                        --------           --------

         Standardized Measure, End of Year                            $  973,000         $  746,000
                                                                       =========          =========



    The foregoing quantity and discounted future net cash flow information is based on prices and costs as of the end of each respective reporting period.

                                 EXHIBIT INDEX



EXHIBIT
  NO.                                                                       PAGE
-------                                                                     ----
    27           Financial Data Schedule