Form 10QSB
period 1996-03-31
AMERICAN ATLAS RESOURCE CORP
filed 1996-05-13
CIK 752388

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                              ------------------

For the quarter period ended MARCH 31, 1996                  Comm. File# 0-12813
                             --------------                             --------

                      AMERICAN ATLAS RESOURCE CORPORATION
     ---------------------------------------------------------------------
                          (Formerly Wepco Energy Co.)
     (Exact name of small business registrant as specified in its charter)


         DELAWARE                                       84-0809164
- ---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                    240 WEST JESSUP BRIGHTON, COLORADO 80601
                    ----------------------------------------
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
                          Yes  X        No
                              ---          ---

The number of shares outstanding of each of the registrant's class of common stock or common stock equivalents

Class                                               Outstanding at March 31,1996
- --------------------------------------------------------------------------------
COMMON STOCK $.01 PAR VALUE                                       720,430 SHARES

PREFERRED STOCK                                                 523,903 SHARES *
  * CONVERTIBLE INTO 5,239,030 COMMON SHARES

                      AMERICAN ATLAS RESOURCE CORPORATION
                          (Formerly Wepco Energy Co.)

               Form 10QSB - For the Quarter Ended March 31, 1996



                                     INDEX



PART I. FINANCIAL INFORMATION                                                                                     PAGE
- -----------------------------                                                                                     ----
       Item 1.    Financial Statements

                  A.  Consolidated Balance Sheet - March 31, 1996                                                  3


                  B.  Consolidated Statements of Operations - Three Months
                      ended March 31, 1996 and 1995                                                                4

                  C.  Consolidated Statements of Changes in Cash Flows - Three
                      Months Ended March 31, 1996 and 1995                                                         5

                  D.  Notes to Consolidated Financial Statements                                                   6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                    7



PART II.  OTHER INFORMATION
- ---------------------------

       Item 1.  Legal Proceedings                                                                                  9

       Item 2.  Changes in Securities                                                                              9

       Item 3.  Defaults Upon Senior Securities                                                                    9

       Item 4.  Submission of Matters to a Vote of Security Holders                                                9

       Item 5.  Other Information                                                                                  9

       Item 6.  Exhibits and Reports on Form 8-K                                                                   9

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                  (Unaudited)

ASSETS
- ------
CURRENT ASSETS:
    Cash                                                                $    32,100
    Accounts Receivable (less $4,700 allowance for doubtful accounts)        90,000
    Parts and Equipment Inventory                                            74,600
    Prepayments and Other                                                    11,900
                                                                        -----------
             TOTAL CURRENT ASSETS                                           208,600
                                                                        -----------

PROPERTY AND EQUIPMENT:
    Oil and Gas Properties, (at cost on the successful
       efforts method of accounting)
              Proved Properties                                           3,321,200
    Natural Gas Compressors                                               1,016,400
    Land and Building                                                       141,900
    Automobiles, Trucks and Heavy Equipment                                 139,200
    Shop Machinery, Equipment, Furniture and Fixtures                        71,900
                                                                        -----------
                                                                          4,690,600
    Accumulated Depreciation, Depletion and Amortization                 (3,220,300)
                                                                        -----------
                                                                          1,470,300
                                                                        -----------

OTHER ASSETS:                                                                 5,000
                                                                        -----------

    TOTAL ASSETS                                                        $ 1,683,900
                                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                               $   220,700
    Oil and Gas Revenue Payable                                             220,700
    Production Taxes Payable                                                 40,500
    Current Portion of Long-Term Debt                                       139,000
                                                                        -----------
             TOTAL CURRENT LIABILITIES                                      620,900
                                                                        -----------

LONG-TERM DEBT AND OTHER LIABILITIES:
    Long-Term Debt                                                          120,900
    Production Taxes Payable                                                 66,100
    Advances From Joint Owners and Affiliates                                39,600
                                                                        -----------
                                                                            226,600
                                                                        -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
    Serial Preferred Stock, $.01 par value;
      1,000,000 shares authorized:
      Series A, 462,890 shares issued and outstanding;
      face value $3.82 per share                                          1,768,200
      Series B, 61,013 shares issued and outstanding;
      face value $5.00 per share                                            305,100
    Common Stock, $.01 par value; 12,000,000
       shares authorized; 720,043 shares issued and outstanding               7,200
    Additional Paid-In Capital                                            5,312,000
    Accumulated Deficit                                                  (6,556,100)
                                                                        -----------
             TOTAL STOCKHOLDERS' EQUITY                                     836,400
                                                                        -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                                     $ 1,683,900
                                                                        ===========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1996           1995
                                                        -----------    -----------
REVENUES:
    Oil and Gas Sales                                   $    72,000    $    85,200
    Compressor Rental Income and Sales                       70,300        100,800
    Gain on Sale of Oil and Gas Properties (Net)             10,700           --
    Sales and Services of Oil and Gas Field Equipment        14,400          2,400
    Management and Operator Fees                             20,700         20,500
    Other Income                                                100          5,600
                                                        -----------    -----------
                                                            188,200        214,500
                                                        -----------    -----------


COSTS AND EXPENSES:
    Oil and Gas Production Costs                             32,100         53,300
    Compressor Operating Costs                               46,700         48,500
    Costs of Oil and Gas Field Equipment and Services         5,900          6,300
    Depreciation, Depletion and Amortization                 47,200         78,100
    General and Administrative                               50,200         58,900
    Interest Expense                                          6,200         10,300
                                                        -----------    -----------
                                                            188,300        255,400
                                                        -----------    -----------


LOSS INCOME BEFORE TAXES                                       (100)       (40,900)

PROVISION FOR INCOME TAXES:
    Income Tax Benefit (Expense)                               --             --
                                                        -----------    -----------

NET LOSS                                                       (100)       (40,900)

LESS PREFERRED DIVIDENDS                                     (5,300)        (5,300)
                                                        -----------    -----------

NET LOSS TO COMMON STOCKHOLDERS                         $    (5,400)   $   (46,200)
                                                        ===========    ===========

NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                               $     (0.00)   $     (0.01)
                                                        ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                          5,349,300      5,349,300
                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1996            1995
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                               $    (100)   $ (40,900)
Adjustments to Reconcile Net (Loss) Income to
   Net Cash Provided by Operating Activities:
    Depreciation, Depletion and Amortization                       50,200       78,100
    Gain on Sale of Oil and Gas Properties                        (10,700)        --
    Bonus Interest                                                  1,100        2,000
                                                                ---------    ---------
                                                                   40,500       39,200
    Changes in Operating Assets/Liabilities:
        Decrease (Increase) in Accounts Receivable                (21,000)      21,200
        Decrease (Increase) in Parts and Equipment Inventory      (14,400)       6,800
        Decrease (Increase) in Prepayments and Other              (10,600)     (13,300)
        Decrease (Increase) in Other Assets                          --           --
        (Decrease) Increase in Accounts Payable
            and Accrued Expenses                                  (85,800)     (10,800)
        (Decrease) Increase in Undistributed Revenue              (16,700)      (3,200)
        (Decrease) Increase in Production Taxes Payable            (1,900)      (7,500)
        (Decrease) Increase in Advances from Joint Owners            --           --
                                                                ---------    ---------
             NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES    (109,900)      32,400
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Oil and Gas Properties                   12,400         --
    Additions to Oil and Gas Properties (Net)                      (3,000)        (100)
    Additions to Compressors and Other Equipment                     (700)        (800)
                                                                ---------    ---------
             NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES       8,700         (900)
                                                                ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from Note                                           19,300       18,000
    Payments on Notes                                             (38,900)     (45,300)
    Payment of Preferred Stock Dividends                             --           --
                                                                ---------    ---------
             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (19,600)     (27,300)
                                                                ---------    ---------

NET (DECREASE) INCREASE IN CASH                                  (120,800)       4,200

CASH, Beginning of Year                                           152,900       13,600
                                                                ---------    ---------

CASH, End of Quarter                                            $  32,100    $  17,800
                                                                =========    =========

SUPPLEMENTAL INFORMATION:
    Cash Paid During the Quarter For Interest                   $   5,100    $   5,000


The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN ATLAS RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of March 31, 1996 and the related consolidated statements of operations for the three months ended March 31, 1996 and 1995, and the consolidated statements of changes in cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and results of operation for the periods then ended except for normal recurring year-end adjustments.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 Form 10-KSB. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The operating results of the three months ended March 31, 1996 are not necessarily indicative of those which the Company may experience for fiscal 1996.


Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider"), and American Gas Compression Services, Inc. ("AGCSI"). All significant intercompany transactions have been eliminated.

Certain reclassifications have been made to the March 31, 1995 statement of operations to conform with the current period's presentation.

Net Loss Per Common and Common Equivalent Share:

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the quarter ended March 31, 1996 and 1995, due to their effect being antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company continues to survive the downturn in natural gas prices that started in late 1994 and continued through most of 1995. Gas compression rentals have not improved significantly during the first quarter of 1996 when two compressors were returned and three new rentals were delivered. Of the Company's forty-four compressors, seventeen were leased and twenty-seven were available for delivery. Potential rental income from these available units is in excess of $30,000 per month. The Company continues to actively market its residual inventory of oil and gas field equipment including approximately 29,000 feet of 6 5/8 inch gas pipeline which has been recovered and available for immediate sale.

The Company plans to sell at auction in June, 1996, all of its non-operated oil and gas properties not held as part of its partnership interest. Further, the Company plans to sell several pieces of equipment used in its pipeline recovery operations in a June equipment auction or by private sale to raise working capital.

The Company completed the repayment of its $315,000 equipment financing note in April, 1996. While the Company was current with its Bonus Interest Noteholders on January 2, 1996, it is currently delinquent in its monthly payment by approximately $26,000 at the end of April, 1996. The Company intends to pay this balance from either the proceeds of the auctioned oil and gas properties and equipment, or proceeds from the sales of the oil and gas field equipment inventory. Approximately 70 percent of the Bonus Notes and related interest of $127,000 is owed to present and former officers and directors and their relatives.

To summarize, Company management is holding to its course of returning the Company to profitable operations and meeting its obligations to creditors and shareholders.

Results of Operations:

For the quarter ended March 31, 1996 the Company had a net loss to common shareholders of $5,400 or $0.001 per share after undeclined and unpaid Series B Preferred Stock dividends of $5,300. This was an improvement of $40,800 over the comparable 1995 period.

Oil and gas revenues decreased by $13,200 or 15 percent over the comparable 1995 quarter. Production costs decreased by 40 percent or $21,200. The decreased revenues are the results of sales of properties at the end of June, 1995, which had high operating costs. Production for the quarter ended March 31, 1996 was 1700 Bbls. of oil and 22,400 Mcf of gas with average selling prices of $17.88 per Bbl. and $1.85 per Mcf. (1995 prices were $16.78 per Bbl. and $1.34 per Mcf).

Compressor rental revenues decreased 30 percent. The $30,500 decrease in revenues represents the difference between an average 17 rentals for 1996 compared to 24 rentals for 1995, plus reduced rental rates caused by fierce price competition. Compressor operating costs only decreased by $1800 as field labor and related vehicle costs have remained constant.

The Company sold/exchanged its non-operated interests in four wells to a former officer and director to retire its indebtedness. The properties were sold on March 31, 1996, and the Company recorded a gain of $10,700. The unescalated/undiscounted reserve value at January 1, 1996, was the basis of the exchange.

Sales and service of oil and gas field equipment increased $12,000 over the same period in 1995.

Management and operator fees were comparable between periods.

Depreciation on oil and gas properties decreased by $25,000 because of lower remaining basis and increased reserves projected for the Company's properties at January 1, 1996. Compressor and equipment depreciation remained comparable between periods.

General and administrative expense declined $8,700 between periods, chiefly from expenses of a former officer and director who resigned in April, 1995.

Interest expense decreased $4,100 between periods as a significant amount of debt has been retired.

In conclusion, the Company's $100 loss before preferred dividends again is a significant improvement over 1995's $40,900 loss. Oil and gas prices are weakening in the second quarter of 1996 and management intends to auction non-operated oil and gas properties and surplus equipment in an effort to meet its debt obligations. The Company's six full time employees continue to work diligently toward profitability and enhancement of shareholders equity.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        None

Item 3. Defaults upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits
            27      Financial Data Schedule

        (b) Reports on Form 8-K
            None

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




AMERICAN ATLAS RESOURCE CORPORATION



/s/Rudy C. Schreider, Jr.                                        May 8, 1996
- ----------------------------------   Chief Executive Officer     Date
Rudy C. Schreider, Jr.               Director


The Company is actively looking for qualified replacements for its two directors and will fill the vacancies as soon as practical.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       EXHIBIT DESCRIPTION                         PAGE
- ------       -------------------                         ----
27           FINANCIAL DATA SCHEDULE