Form 10QSB
period 1996-06-30
AMERICAN ATLAS RESOURCE CORP
filed 1996-08-08
CIK 752388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       ------------------------------

For the quarter period ended JUNE 30, 1996                   Comm. File# 0-12813

                      AMERICAN ATLAS RESOURCE CORPORATION
                          (Formerly Wepco Energy Co.)
     (Exact name of small business registrant as specified in its charter)


         DELAWARE                                      84-0809164
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


               240 WEST JESSUP STREET, BRIGHTON, COLORADO  80601
               -------------------------------------------------
                    (Address of principal executive office)


Registrant's telephone number, including area code:         (303) 659-8203


Check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                          Yes   X        No _____

The number of shares outstanding of each of the registrant's class of common stock or common stock equivalents

Class                                               Outstanding at June 30, 1996
- --------------------------------------------------------------------------------
COMMON STOCK $.01 PAR VALUE                                     720,043 SHARES

PREFERRED STOCK                                                 523,903 SHARES *


  * CONVERTIBLE INTO 5,239,030 COMMON SHARES

                      AMERICAN ATLAS RESOURCE CORPORATION
                          (Formerly Wepco Energy Co.)

               Form 10-QSB - For the Quarter Ended June 30, 1996



                                     INDEX



PART I. FINANCIAL INFORMATION                                                                                        PAGE
- -----------------------------                                                                                        ----
         Item 1.    Financial Statements

                    A.    Consolidated Balance Sheet - June 30, 1996                                                   3


                    B.    Consolidated Statements of Operations - Six Months
                          and Three Months ended June 30, 1996 and 1995                                                4

                    C.    Consolidated Statements of Changes in Cash Flows - Six
                          Months Ended June 30, 1996 and 1995                                                          5

                    D.    Notes to Consolidated Financial Statements                                                   6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                        7



PART II.  OTHER INFORMATION
- ---------------------------

         Item 1.  Legal Proceedings                                                                                   10

         Item 2.  Changes in Securities                                                                               10

         Item 3.  Defaults Upon Senior Securities                                                                     10

         Item 4.  Submission of Matters to a Vote of Security Holders                                                 10

         Item 5.  Other Information                                                                                   10

         Item 6.  Exhibits and Reports on Form 8-K                                                                    10

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                  (Unaudited)

ASSETS
- ------
CURRENT ASSETS:
        Cash                                                                       $     47,000
        Accounts Receivable (less $4,700 allowances for doubtful accounts)               90,700
        Parts and Equipment Inventory                                                    83,100
        Prepayments and Other                                                            12,200
                                                                                   ------------
            TOTAL CURRENT ASSETS                                                        233,000
                                                                                   ------------

PROPERTY AND EQUIPMENT:
        Oil and Gas Properties, (at cost on the successful
           efforts method of accounting)
              Proved Properties                                                       1,647,000
        Natural Gas Compressors                                                       1,016,100
        Land and Building                                                               141,900
        Automobiles, Trucks and Heavy Equipment                                         113,300
        Shop Machinery, Equipment, Furniture and Fixtures                                57,700
                                                                                   ------------
                                                                                      2,976,000
        Accumulated Depreciation, Depletion and Amortization                         (1,584,000)
                                                                                   ------------
                                                                                      1,392,000
                                                                                   ------------

OTHER ASSETS:                                                                             5,000
                                                                                   ------------

            TOTAL ASSETS                                                           $  1,630,000
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
        Accounts Payable and Accrued Expenses                                      $    264,700
        Oil and Gas Revenue Payable                                                     226,800
        Production Taxes Payable                                                         30,200
        Current Portion of Long-Term Debt                                                97,200
                                                                                   ------------
          TOTAL CURRENT LIABILITIES                                                     618,900
                                                                                   ------------


LONG-TERM DEBT AND OTHER LIABILITIES:
        Long-Term Debt                                                                  109,600
        Production Taxes Payable                                                         48,000
        Advances From Joint Owners and Affiliates                                        39,700
                                                                                   ------------
                                                                                        197,300
                                                                                   ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
        Serial Preferred Stock, $.01 par value;
           1,000,000 shares authorized:
          Series A, 462,890 shares issued and outstanding;
          face value $3.82 per share                                                  1,768,200
          Series B, 61,013 shares issued and outstanding;
          face value $5.00 per share                                                    305,100
        Common Stock, $.01 par value; 12,000,000
           shares authorized; 720,430 shares issued and outstanding                       7,200
        Additional Paid-In Capital                                                    5,312,000
        Accumulated Deficit                                                          (6,578,700)
                                                                                   ------------
          TOTAL STOCKHOLDERS' EQUITY                                                    813,800
                                                                                   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  1,630,000
                                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Six Months Ended                Three Months Ended
                                                   --------------------------        --------------------------
                                                             June 30                          June 30
                                                   --------------------------        --------------------------
                                                   1996                1995          1996               1995
                                                   --------------------------        --------------------------
REVENUES:
   Oil and Gas Sales                               $ 130,600      $  173,600         $  58,600     $    88,400
   Compressor Rental Income and Sales                121,700         187,000            51,400          86,200
   Gain on Sale of Oil and Gas Properties (Net)       50,900           3,900            40,200           3,900
   Sales and Services of Oil and Gas Field
     Equipment                                        36,800          15,900            22,400          13,500
   Management and Operator Fees                       25,100          24,300             4,400           3,800
   Other Income                                          100          19,100               ---          13,500
                                                   ---------      ----------         ---------     -----------
                                                     365,200         423,800           177,000         209,300
                                                   ---------      ----------         ---------     -----------


COSTS AND EXPENSES:
   Oil and Gas Production Costs                       48,800         105,100            16,700          51,800
   Compressor Operating Costs                        105,700          84,000            59,000          35,500
   Costs of Oil and Gas Field Equipment
     and Services                                     33,000          17,700            27,100          11,400
   Depreciation, Depletion and Amortization           93,400         154,100            46,200          76,000
   General and Administrative                         94,900         121,200            44,700          62,300
   Interest Expense                                   12,100          22,800             5,900          12,500
                                                   ---------      ----------         ---------     -----------
                                                     387,900         504,900           199,600         249,500
                                                   ---------      ----------         ---------     -----------


LOSS BEFORE INCOME TAXES                             (22,700)       ( 81,100)          (22,600)        (40,200)

PROVISION FOR INCOME TAXES:
   Income Tax Benefit (Expense)                         ---              ---               ---             ---
                                                   ---------      ----------         ---------     -----------

NET LOSS                                             (22,700)        (81,100)          (22,600)        (40,200)

LESS PREFERRED DIVIDENDS                             (10,600)        (10,600)           (5,300)         (5,300)
                                                   ---------      ----------         ---------     -----------

NET LOSS TO COMMON STOCKHOLDERS                    $ (33,300)     $ ( 91,700)        $ (27,900)    $   (45,500)
                                                   =========      ==========         =========     ===========

NET LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE                           $   (0.01)     $    (0.02)        $   (0.01)    $     (0.01)
                                                   =========      ==========         =========     ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                    5,349,300       5,349,300         5,349,300       5,349,300
                                                   =========      ==========         =========     ===========





The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                 1996             1995
                                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                              $ (22,700)      $ (81,100)
Adjustments to Reconcile Net (Loss) Income to
   Net Cash Provided by Operating Activities:
        Depreciation, Depletion and Amortization                                  93,400         154,100
        Gain on Sale of Oil and Gas Properties                                   (50,900)         (3,900)
        Bonus Interest                                                             2,100           4,000
                                                                               ---------       ---------
                                                                                  21,900          73,100
        Changes in Operating Assets/Liabilities:
            Decrease (Increase) in Accounts Receivable                           (21,700)          4,900
            Decrease (Increase) in Parts and Equipment Inventory                 (22,900)         16,700
            Decrease (Increase) in Prepayments and Other                         (10,900)         (8,900)
            Decrease (Increase) in Other Assets                                      ---             ---
            (Decrease)Increase in Accounts Payable
                and Accrued Expenses                                             (41,800)         29,900
            (Decrease) Increase in Undistributed Revenue                         (10,600)         (5,200)
            (Decrease) Increase in Production Taxes Payable                      (30,300)        (38,500)
            (Decrease) Increase in Advances from Joint Owners                        ---             ---
                                                                               ---------       ---------
              NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                  (116,300)         72,000
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Oil and Gas Properties                              62,000           3,900
        Proceeds from Sale of Equipment                                           23,400             ---
        Additions to Oil and Gas Properties (Net)                                 (3,000)         (5,000)
        Additions to Compressors and Other Equipment                                (400)         (2,800)
                                                                               ---------       ---------
              NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                    82,000          (3,900)
                                                                               ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings from Notes                                                     19,300          18,000
        Payments on Notes                                                        (90,900)        (86,100)
        Payment of Preferred Stock Dividends                                         ---             ---
                                                                               ---------       ---------
              NET CASH PROVIDED BY (USED) FINANCING ACTIVITIES                   (71,600)        (68,100)
                                                                               ---------       ---------

NET (DECREASE) INCREASE IN CASH                                                 (105,900)            ---

CASH, Beginning of Year                                                          152,900          13,600
                                                                               ---------       ---------

CASH, End of Quarter                                                           $  47,000       $  13,600
                                                                               =========       =========

SUPPLEMENTAL INFORMATION:
        Cash Paid During the Period For Interest                               $  10,000       $  12,900




The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN ATLAS RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1996 and the related consolidated statements of operations for the six months and three months ended June 30, 1996 and 1995, and the consolidated statements of changes in cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and results of operation for the periods then ended except for normal recurring year-end adjustments.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 Form 10-KSB. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The operating results of the six months ended June 30, 1996 are not necessarily indicative of those which the Company may experience for fiscal 1996.

Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider"), and American Gas Compression Services, Inc. ("AGCSI"). All significant intercompany transactions have been eliminated.

Certain reclassification's have been made to the June 30, 1995 statement of operations to conform with the current period's presentation.

Net Loss Per Common and Common Equivalent Share:

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the six months and three months ended June 30, 1996 and 1995, due to their effect being antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

The Company continues to survive the downturn in natural gas prices that started in late 1994 and continued through most of 1995. Of the Company's forty-four compressors, thirteen were leased and thirty-one were available for rental or sale. Potential rental income from these available units is in excess of $30,000 per month. The Company continues to actively market its residual inventory of oil and gas field equipment including approximately 28,000 feet of 6 5/8 inch gas pipeline which has been recovered and available for immediate sale.

The Company sold at auction in June, 1996, all of its non-operated oil and gas properties not held as part of its partnership interest. Further, the Company sold several pieces of equipment used in its pipeline recovery operations in a June equipment auction to raise working capital.

The Company completed the repayment of its $315,000 equipment financing note in April, 1996. The Company was current with its Bonus Interest Noteholders on July 5, 1996, when it paid six months of principal and interest, which was included in accounts payable and accrued expenses at June 30, 1996, of $38,100 from the proceeds of the auctioned oil and gas properties and equipment. Approximately 70 percent of the Bonus Notes and related Bonus Interest of $91,000 is owed to present and former officers and directors and their relatives.

To summarize, the Company's management is holding to its course of returning the Company to profitable operations and meeting its obligations to creditors and shareholders.



Results of Operations:

For the six months ended June 30, 1996, the Company had a net loss of $33,300 or $0.006 per common share as compared to $91,100 or $0.017 per common share for the June 30, 1995, period after giving effect to the 7% Series B Preferred Stock Dividend of $10,600 for each period.

Oil and gas sales continue to decline mainly as a result of the sale of non-operated producing properties.

On March 31, 1996, four wells were exchanged with a former officer and director for accounts payable which resulted in a gain of $10,700 and effective June 1, 1996, the remainder of the non-operated working interest wells were sold at auction for a gain of $40,200. At June 30, 1996, the Company's oil and gas properties consisted of its eleven operated wells in Colorado and its non-operated working interests associated with its partnerships' wells plus various overriding royalty interest.

The following table shows the results of these transactions and the effect of price changes for the periods:

                                             June 30,
                                     -----------------------
                                       1996           1995
                                     --------      ---------
Production:
         Oil-bbl                        2,900          5,700
         Gas-MCF                       33,600         52,000
Sale:
         Oil                         $ 62,500      $  96,900
         Gas                         $ 68,100      $  76,600
Average Price:
         Oil                         $  21.25      $   17.08
         Gas                         $   2.03      $    1.47

Production Costs:                    $ 48,800      $ 105,100
Depletion Expense:                   $ 50,000      $ 100,000
Equivalent Barrels:                     8,500         14,367
         Sales                       $  15.36      $   12.08
         Cost of Sales               $   5.76      $    7.32
         Margin                      $   9.60      $    4.76
         Depletion                   $   5.88      $    6.96

The gas production declines caused by the H2S situation in the State 1-17 is being addressed and production has been resumed at approximately 40 MCFD as compared to 200 MCFD prior to the problem. (The Company has a 33% working interest and a 25% net revenue interest in this well).

Oil and gas production costs have declined with the sale of the non-operated properties and in part from the adjustment of an over accrual of advalorem taxes on the Company operated wells. Depletion expense for the six months ended June 30, 1996, was $50,000 as compared to $100,000 for the June 30, 1995, period. The significant difference between the two periods is caused by management's estimate of the period's expense versus the Independent Engineer's analysis of remaining recoverable reserves as of January 1, of each period.
The net book value of the Company's remaining oil and gas properties is $497,100 at June 30, 1996, which approximates the value of the Company's remaining proved producing properties at January 1, 1996, exclusive of three proved undeveloped locations having an undiscounted value of $890,500 at that date.

The Company's gas compression rental and sales revenues for the six months ended June 30, 1996, have declined by 35 percent and related costs have increased by 25 percent. On a segment basis, the Company's compressor rental and sales operation lost $59,300 for the six months ended June 30, 1996, compared to $7,300 for the same period in 1995.

Continuing low gas prices in the Company's market area have caused customers to return rental units. Of the Company's forty-four units, thirteen were under contract at June 30, 1996. In the three months ended June 30, 1996, five units have been overhauled (costs were expensed currently) and readied for shipment, and the pending contracts have fallen through because of changed circumstances with our customers. These five units have current gross rental rates totaling $7,200 per month. Four other compressor packages returned during the last six months had gross monthly rentals of $7,000.

In summary, the compressor rental and sales segment of the Company's business has the potential to generate and sustain profitability which it is yet to achieve. Management is striving to contain costs while still delivering the highest quality of customer service available and be able to meet the needs and demands of current and prospective customers. Further, management continues to evaluate all business opportunities in its market area that would be compatible with existing operations, including the sale of part or all of this business segment.

The sales and service of oil and gas field equipment has been consistent between periods. The sale of the 28,000 feet of gas pipeline has not occurred and the cost of salvaging the pipe of $18,000 is included in current inventory. The inventory of recovered oil and gas field equipment is being marketed by both Company personnel and independent dealers.

General and administrative expenses for the quarter and the six months ended June 30, 1996, are down compared to the comparable 1995 periods due to the absence of the compressor salesman's costs that was employed during the 1995 period's amounts.

Interest expense reductions reflect the repayment of bank debt and Bonus Interest Notes.

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




AMERICAN ATLAS RESOURCE CORPORATION



/s/ RUDY C. SCHREIDER, JR.                                                   August 7, 1996
- ----------------------------------                                           --------------
    Rudy C. Schreider, Jr.                 Chief Executive Officer           Date
                                           Director

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