Form 10QSB
period 1996-09-30
AMERICAN ATLAS RESOURCE CORP
filed 1996-10-28
CIK 752388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        -------------------------------


For the quarter period ended SEPTEMBER 30, 1996              Comm. File# 0-12813
                             ------------------                          -------

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

Class                                          Outstanding at September 30, 1996
--------------------------------------------------------------------------------
COMMON STOCK $.01 PAR VALUE                                       720,430 SHARES

PREFERRED STOCK                                                 523,903 SHARES *
 * CONVERTIBLE INTO 5,239,030 COMMON SHARES

                     AMERICAN ATLAS RESOURCE CORPORATION
                         (Formerly Wepco Energy Co.)

            Form 10QSB - For the Quarter Ended September 30, 1996



                                    INDEX



PART I. FINANCIAL INFORMATION                                                                                        PAGE
-----------------------------                                                                                        ----
         Item 1.    Financial Statements

                    A.    Consolidated Balance Sheet - September 30, 1996                                              3


                    B.    Consolidated Statements of Operations - Nine Months
                          and Three Months ended September 30, 1996 and 1995                                           4

                    C.    Consolidated Statements of Changes in Cash Flows - Nine
                          Months Ended September 30, 1996 and 1995                                                     5

                    D.    Notes to Consolidated Financial Statements                                                   6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                        7



PART II.  OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                                                                   10

         Item 2.  Changes in Securities                                                                               10

         Item 3.  Defaults Upon Senior Securities                                                                     10

         Item 4.  Submission of Matters to a Vote of Security Holders                                                 10

         Item 5.  Other Information                                                                                   10

         Item 6.  Exhibits and Reports on Form 8-K                                                                    10

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                  (Unaudited)

ASSETS
------
CURRENT ASSETS:
        Cash                                                                       $     38,400
        Accounts Receivable (less $4,700 allowances for doubtful accounts)               78,100
        Parts and Equipment Inventory                                                    92,400
        Prepayments and Other                                                             6,800
                                                                                   ------------
        TOTAL CURRENT ASSETS                                                            215,700
                                                                                   ------------

PROPERTY AND EQUIPMENT:
        Oil and Gas Properties, (at cost on the successful
           efforts method of accounting)
              Proved Properties                                                       1,647,100
        Natural Gas Compressors                                                       1,010,200
        Land and Building                                                               141,900
        Automobiles and Trucks                                                          113,300
        Shop Machinery, Equipment, Furniture and Fixtures                                57,700
                                                                                   ------------
                                                                                      2,970,200
        Accumulated Depreciation, Depletion and Amortization                         (1,625,500)
                                                                                   ------------
                                                                                      1,344,700
                                                                                   ------------

OTHER ASSETS:                                                                             5,000
                                                                                   ------------

        TOTAL ASSETS                                                               $  1,565,400
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
        Accounts Payable and Accrued Expenses                                      $    242,300
        Oil and Gas Revenue Payable                                                     256,100
        Production Taxes Payable                                                         30,200
        Current Portion of Long-Term Debt                                                85,800
                                                                                   ------------
        TOTAL CURRENT LIABILITIES                                                       614,400
                                                                                   ------------


LONG-TERM DEBT AND OTHER LIABILITIES:
        Long-Term Debt                                                                   95,700
        Production Taxes Payable                                                         55,500
        Advances From Joint Owners and Affiliates                                        39,600
                                                                                   ------------
                                                                                        190,800
                                                                                   ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
        Serial Preferred Stock, $.01 par value;
           1,000,000 shares authorized:
          Series A, 462,890 shares issued and outstanding;
          face value $3.82 per share                                                  1,768,200
          Series B, 61,013 shares issued and outstanding;
          face value $5.00 per share                                                    305,100
        Common Stock, $.01 par value; 12,000,000
           shares authorized; 720,430 shares issued and outstanding                       7,200
        Additional Paid-In Capital                                                    5,312,000
        Accumulated Deficit                                                          (6,632,300)
                                                                                   ------------
        TOTAL STOCKHOLDERS' EQUITY                                                      760,200
                                                                                   ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                                     $  1,565,400
                                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                      Nine Months Ended                Three Months Ended
                                                 ----------------------------     -----------------------------
                                                         September 30                     September 30
                                                 ----------------------------     -----------------------------
                                                 1996                    1995     1996                     1995
                                                 ----------------------------     -----------------------------
REVENUES:
Oil and Gas Sales                                 $  172,400      $  223,700      $     41,800      $   50,100
Compressor Rental Income                             177,000         251,700            55,300          64,700
Gain on Sale of Oil and Gas Properties (Net)          50,900          52,600               ---          48,700
Sales and Services of Oil and Gas Field Equipment    120,100          26,300            83,300          10,400
Management and Operator Fees                          31,900          28,200             6,800           3,900
Other Income                                           2,400          25,900             2,300           6,800
                                                  ----------      ----------      ------------      ----------
                                                     554,700         608,400           189,500         184,600
                                                  ----------      ----------      ------------      ----------


COSTS AND EXPENSES:
Oil and Gas Production Costs                          75,200         130,700            26,400          25,600
Compressor Operating Costs                           165,000         123,000            59,300          39,000
Costs of Oil and Gas Field Equipment and Services    108,600          35,700            75,600          18,000
Depreciation, Depletion and Amortization             134,800         227,900            41,400          73,800
General and Administrative                           131,100         177,300            36,200          56,100
Interest Expense                                      16,300          33,400             4,200          10,600
                                                  ----------      ----------      ------------      ----------
                                                     631,000         728,000           243,100         223,100
                                                  ----------      ----------      ------------      ----------


LOSS BEFORE INCOME TAXES                             (76,300)       (119,600)          (53,600)        (38,500)

PROVISION FOR INCOME TAXES:
Income Tax Benefit                                       ---             ---               ---              ---
                                                  ----------      ----------      ------------      -----------
NET LOSS                                             (76,300)       (119,600)          (53,600)         (38,500)

LESS PREFERRED DIVIDENDS                              15,900          15,900             5,300            5,300
                                                  ----------      ----------      ------------      -----------

NET LOSS TO COMMON STOCKHOLDERS                   $  (92,200)     $ (135,500)     $    (58,900)     $   (43,800)
                                                  ==========      ==========      ============      ===========

NET LOSS PER COMMON SHARE                         $    (0.13)     $    (0.19)     $      (0.08)     $     (0.06)
                                                  ==========      ==========      ============      ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                      720,430         720,430           720,430          720,430
                                                  ==========      ==========      ============      ===========





The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                1996              1995
                                                                            -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                             $  (76,300)    $  (119,600)
Adjustments to Reconcile Net (Loss) Income to
   Net Cash Provided by Operating Activities:
        Depreciation, Depletion and Amortization                                 134,800         227,900
        Gain on Sale of Oil and Gas Properties                                   (50,900)        (52,600)
        Bonus Interest                                                             2,700           6,000
                                                                              ----------     -----------
                                                                                  10,300          61,700
        Changes in Operating Assets/Liabilities:
            Decrease (Increase) in Accounts Receivable                            (9,400)         43,200
            Decrease (Increase) in Parts and Equipment Inventory                 (32,200)         21,600
            Decrease (Increase) in Prepayments and Other                          (5,500)         (4,400)
            Decrease (Increase) in Other Assets                                      ---             ---
            (Decrease)Increase in Accounts Payable
                and Accrued Expenses                                             (64,200)        (44,700)
            (Decrease) Increase in Undistributed Revenue                          18,700          (4,900)
            (Decrease) Increase in Production Taxes Payable                      (22,500)        (31,400)
            (Decrease) Increase in Advances from Joint Owners                        ---             ---
                                                                              ----------     -----------
                  NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES             (104,800)          41,100
                                                                              ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Oil and Gas Properties (Net)                        62,000          52,600
        Proceeds from Sale of Compressors                                         23,400             ---
        Additions to Oil and Gas Properties (Net)                                 (3,100)         (7,200)
        Additions to Compressors and Other Equipment (Net)                         4,900         (19,500)
                                                                              ----------     -----------
                  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                87,200          25,900
                                                                              ----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings from Notes                                                     19,900          54,000
        Payments on Notes                                                       (116,800)       (122,500)
                                                                              ----------     -----------
                  NET CASH PROVIDED BY (USED) FINANCING ACTIVITIES               (96,900)        (68,500)
                                                                              ----------     -----------

NET (DECREASE) INCREASE IN CASH                                                 (114,500)         (1,500)

CASH, Beginning of Year                                                          152,900          13,600
                                                                              ----------     -----------

CASH, End of Quarter                                                          $   38,400     $    12,100
                                                                              ==========     ===========

SUPPLEMENTAL INFORMATION:
        Cash Paid During the Period For Interest                              $   10,900     $    27,400



The accompanying notes are an integral part of the consolidated financial statements.

                     AMERICAN ATLAS RESOURCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1996 and the related consolidated statements of operations for the nine months and three months ended September 30, 1996 and 1995, and the consolidated statements of changes in cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and results of operation for the periods then ended except for normal recurring year-end adjustments.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 Form 10-KSB. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The operating results of the nine months ended September 30, 1996 are not necessarily indicative of those which the Company may experience for fiscal 1996.

Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider"), and American Gas Compression Services, Inc. ("AGCSI"). All significant intercompany transactions have been eliminated.

Certain reclassifications have been made to the September 30, 1995 statement of operations to conform with the current period's presentation.

Net Loss Per Common and Common Equivalent Share:

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the nine months and three months ended September 30, 1996 and 1995, due to their effect being antidilutive.

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

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

The Company continues to survive the downturn in natural gas prices that started in late 1994 and continued through most of 1995. Of the Company's forty-four compressors, thirteen were leased and thirty-one were available for rental or sale. Potential rental income from these available units is in excess of $30,000 per month. The Company continues to actively market its residual inventory of oil and gas field equipment including approximately 28,000 feet of 6 5/8 inch line pipe which has been recovered and available for immediate sale.

The Company sold at auction in June, 1996, all of its non-operated oil and gas properties not held as part of its partnership interests. Further, the Company sold several pieces of equipment used in its pipeline recovery operations in a June equipment auction to raise working capital.

The Company is current with its payment of principal and interest on the Bonus Interest Notes but is delinquent on the bonus interest in the amount of $15,400 on seven notes that have matured. The Company intends to pay interest at the rate of 10% per annum when these amounts are paid from available funds. Approximately 70 percent of the Bonus Notes and the related Bonus Interest of $74,900 is owed to present and former officers and directors and their relatives.

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

Results of Operations:

For the nine months ended September 30, 1996, the Company had a net loss of $92,200 or $0.13 per common share as compared to a $135,500 loss or $0.19 per common share in 1995. The losses in each period included $15,900 in dividends on Class B Preferred Stock. Losses for the (two) three month periods ended September 30, 1996 and 1995 were $58,900 ($0.08 per share) and $43,800 ($0.06 per share), respectively.

The following table shows the components of these changes on a production unit basis:


                                         September 30,
                                       -----------------
                                     1996              1995
                                  ---------------------------
Production:
         Oil-bbl                     4,700            6,300
         Gas-MCF                    66,500           86,900
Sale:
         Oil                      $ 79,500        $ 111,900
         Gas                      $ 92,900        $ 111,800
Average Price:
         Oil                      $  17.08        $   17.76
         Gas                      $   1.40        $    1.29

Production Costs:                 $ 75,200        $ 130,700
Depletion Expense:                $ 75,000        $ 150,000
Equivalent Barrels:                 15,783           20,783
         Sales                    $  10.92        $   10.76
         Production Cost          $   4.76        $    6.29
         Gross Margin             $   6.16        $    4.47
         Depletion                $   4.75        $    7.22

Declines in production between periods are the results of the sale/barter of nine oil and gas wells in Utah during 1995 and the disposal of all of its non-operated oil and gas properties not held as part of its partnerships' interests in the second quarter of 1996. By the sales of these properties, the Company recorded net gains of $50,900 in 1996 and $52,600 in 1995. No sales of properties were recorded in the quarter ended September 30, 1996, while $48,700 was recorded in comparable 1995 quarter.

Company's management estimates its depletion rate based upon its annual reserve report, current price of oil and gas, changes in production rates, cost of production and anticipated future recoverable reserves.

During the first three quarters of 1995, the Company recorded a provision for depletion of $150,000 as compared to $75,000 for the same period in 1996. Currently, management is of the opinion that the current provision is appropriate based upon its review of the criteria stated above; however, the annual provision based upon independent engineers report at January 1, 1997, may necessitate revision of the current quarterly charge of $25,000 for depletion expense.

Compressor rentals remained stagnent during the period and costs were up by $20,300 over the corresponding 1995 quarter and up $42,000 over the corresponding nine months of 1995. The bulk of these increases are increased costs of labor, supplies and maintenance items. Management has been reluctant to increase prices to offset these increased costs because of strong competition. Currently the Company has nineteen quotations outstanding to various companies for rental or manufactured to order units; however, there is no guarantee that all or any will be consumated.

The Company's sales and service of oil and gas field equipment represents forty-three percent of the quarter's revenue and twenty-two percent of the nine months ended September 30, 1996, which is far greater than the less than six percent in revenues for corresponding periods in 1995. In October, 1996, the Company added an outside sales representative to spearhead sales of rentals and equipment at its Brighton, Colorado facility.

General and administrative expenses decreased by $19,900 and $46,200 for the 1996 quarter and nine month period as compared to the 1995 periods. These cost reductions reflect the salaries of a sales representative that was present in the 1995 periods and the Company's controller and chief oil and gas accountant who resigned in May of 1996. The sale of substantially all of the Company's non-operated oil and gas properties has greatly reduced the work load associated with the oil and gas segment of the business which is being handled by parttime personnel.

Interest expense has decreased reflecting the net repayment of interest bearing indebtedness of $186,300 in 1995 and $96,900 through September 30, 1996.

In summary, the quarterly loss for 1996 was $15,100 greater than 1995 because of the timing of the sale of oil and gas properties and the nine months loss was $43,300 less in 1996 for the comparable nine months in 1995, because of reduced personnel costs, profits from sales and service of oil and gas field equipment and those other factors reiterated above.

At this time, two months remain in 1996 in which various pending and possible events could erase the losses to date or could be cancelled or delayed until the next quarter which would result in a lack luster year that would not be indicative of the efforts expended by the personnel of the Company.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        None

Item 3. Defaults upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        Exhibits -

        No.                           Description
        ---                           -----------
        27                            Financial Data Schedule

                                   SIGNATURES



        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




AMERICAN ATLAS RESOURCE CORPORATION



/s/Rudy C. Schreider, Jr.                                October 25, 1995
-------------------------                                ----------------
Rudy C. Schreider, Jr.       Chief Executive Officer     Date
                             Director

                                EXHIBIT INDEX



Exhibit
Number                      Exhibit Description                           Page
-------                     -------------------                           ----
  27                        Financial Data Schedule