Form 10KSB40
period 1996-12-31
AMERICAN ATLAS RESOURCE CORP
filed 1997-03-25
CIK 752388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996                  COMM. FILE #0-12813

                      AMERICAN ATLAS RESOURCE CORPORATION
                          (Formerly Wepco Energy Co.)
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                      84-0809164
---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                   240 WEST JESSUP, BRIGHTON, COLORADO  80601
            (Address of principal executive office)      (Zip Code)

Registrant's telephone number, including area code:      (303) 659-8203

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

Registrant's revenues for fiscal year ended December 31, 1996:  $685,600

On December 31, 1996, there were 720,430 shares of Common Stock issued and outstanding and 462,890 shares of Series A Preferred Stock, face value of $3.82, (convertible to 4,628,900 shares of Common Stock) and 61,013 shares of Series B Preferred Stock, face value of $5.00, (convertible to 610,130 shares of Common Stock). The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date is not available because the Common Stock is not traded in any reporting market (see Item 5 Page 10).

                      Documents Incorporated by Reference
                                      NONE

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


OIL AND GAS ACQUISITION, PRODUCTION, DEVELOPMENT AND EXPLORATION

The Company has interests in approximately 20 oil and gas wells located in 6 states within the continental United States. Ten of these wells located in Adams and Baca Counties of Colorado, are operated by the Company.

The Company's largest oil and gas property is the Comanche Creek Field. This field is operated by the Company and is located in Adams County, Colorado. Currently there are seven producing wells in the field.

In 1996 and 1995, the sales from the oil and gas segment accounted for 46 percent and 47 percent, respectively, of the Company's total revenues.

The Company intends to continue to develop the Comanche Creek Field. As of December 31, 1996, an independent petroleum engineer, retained by the Company, determined three proved undeveloped drilling locations exist containing approximately 56,200 barrels of oil and 224,600 MCF of gas with an estimated undiscounted value of $1,203,000. The Company holds approximately 800 undeveloped acres in the Comanche Creek Field.

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

The Company operates its natural gas compression functions in its wholly-owned subsidiary, AGCSI. At December 31, 1996, AGCSI maintained a rental fleet of 44 natural gas compressor packages, of which 13 were under rental agreements. One of the compressor packages is rented to Schreider, a wholly-owned subsidiary of the Company. The rented compressor packages are currently located in the following areas:

    Colorado:
         Adams County         1       Utah:
         Baca County          1            Uintah County        3
         Rio Blanco County    1       Wyoming:
                                           Carbon County        1
                                           Sweetwater County    6


Five compressor packages are being remanufactured at AGCSI's maintenance facility located in Brighton, Colorado. Twenty-six others are available for rental.

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

AGCSI also performs service work on compressors not owned by the Company. To date, the sale of outside service has not been a significant part of AGCSI's revenues. The percentage of total revenues contributed by the gas compression segment was 35 percent in 1996 and 36 percent in 1995.

AGCSI commenced the manufacture of its own 10hp and 15hp compressor packages for its rental fleet and sale in 1993. The intent was to provide oil and gas producers with a cost effective compressor package that was portable, reliable and easily operated. AGCSI manufactured ten of these packages. The initial acceptance of the units was encouraging; however, when gas prices fell to the $1 per MCF and lower range, the units were returned because of marginal or sub-economic reasons. As the depressed prices persisted during 1996, additional larger packages were also returned.

AGCSI continues to actively pursue all rental opportunities within its marketing area. It has encountered strong competition from larger rental fleet operations in the form of severe reduction of rental and maintenance rates. Also with the significantly lower natural gas prices, other rental fleet operators and independently owned compressor packages are now readily available for purchase at substantially lower prices than in 1990 through 1994.

AGCSI has reduced rental prices to meet competitive price cutting and will continue to do so if it is in the best long-term benefit to the Company. AGCSI has reviewed its carrying value of its compressor fleet at December 31, 1996, and has determined that the recorded values approximate fair market value. The recorded values of these packages continue to be significantly below replacement cost of newly manufactured packages; however, these amounts may be greater than the asking prices of similar packages available for purchase in the as-is, where-is, used market place which in management's opinion are not comparable to its fleet of well maintained compressors.

SALES AND SERVICING OF OIL AND GAS FIELD EQUIPMENT

This is a segment of the industry conducted by Schreider, a wholly owned subsidiary. Sales and servicing of oil and gas field equipment accounted for 19 percent of the Company's total revenue in 1996 and 17 percent in 1995.

This business segment concentrated on sales of inventory and the sale and reclamation of its four pipelines. The Company did sell two inactive gas transmission lines in the fourth quarter of 1995 for a net profit of approximately $157,000 and commenced recovery of a third pipeline consisting of 28,000 feet of 6 5/8 inch pipe. The Company may reactivate its well reclamation in the future if and when management is confident that the return on invested assets is warranted.

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

The natural gas compression business is directly affected by all of the risks related to oil and gas exploration and production, with primary emphasis on the volatility of natural gas prices. Since this segment is dependent on the (1) production of natural gas, (2) the volatility of natural gas prices, (3) supply and (4) demand, they have substantial effect on the Company; and may adversely affect the ability of the Company to rent new compressors or keep existing rental contracts.

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

During 1994 and 1995 there were several acquisition/mergers of existing large rental fleet operators. These consolidations coupled with lower natural gas prices has sponsored predatory pricing tactics previously not experienced by AGCSI.

The Company does not refine or otherwise process crude oil or natural gas. Oil production is sold at posted field prices and natural gas is sold under both long-term and short-term contracts with purchasers who have pipelines and gathering systems in the areas of production.

Three customers accounted for more than 10 percent of the Company's aggregate oil and gas sales for the fiscal year ended December 31, 1996. Additionally, one customer accounted for more than 21 percent of AGCSI's compressor rental income, see Item 7 below and in particular "Notes to Consolidated Statements".

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


OPERATING HAZARDS AND UNINSURED RISKS

All of the Company's business segments are subject to operating hazards normally incident to drilling for and producing of oil and gas, such as unusual formations and pressures, blow-outs, environmental pollution and personal injury. The Company maintains insurance coverage customary for companies of a similar size engaged in operations similar to that of the Company. Losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Company's financial position.


EMPLOYEES

As of December 31, 1996, the Company had five full-time employees; it retains independent consultants as needed.



ITEM 2 - PROPERTIES

GENERAL

    COMPRESSION EQUIPMENT. See Item 1, "Natural Gas Compressor Fabrication, Leasing and Servicing," on page 2, for information concerning significant equipment owned and leased by the Company.

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

    MISCELLANEOUS. The Company owns two pipeline systems located in Colorado. The Colorado pipelines are currently abandoned and consist of approximately 10 miles of pipe. The pipelines were obtained by the Company through settlement of a gas contract dispute. It is the Company's intent to salvage the pipe for resale, unless new drilling of gas wells within areas serviced by the pipelines commences. If such activity does take place, the Company will attempt to sell the pipeline to operators or gas gathering companies. The financial statements of the Company do not reflect any cost basis or value for the two pipelines at December 31, 1995, due to the difficulty in assessing their ultimate value, if any. The Company is in the process of salvaging one of these pipelines, having 28,000 feet of 6 5/8 inch steel pipe and has recorded actual salvage cost to date of $19,200 in the inventory category of the Balance Sheet.

    RESERVE INFORMATION. The Company's reserves of oil, gas, condensate and natural gas liquids (hereinafter referred to as "oil and gas") and the present value thereof have been estimated as of January 1, 1995 and thereafter, by an independent engineer, Mr. Warren Johnston. Reserves estimated for producing wells were determined by a combination of volumetric estimates, extrapolation of performance history and analogy to other wells producing from similar reservoirs in the respective areas.

The following is a summary of estimated proved developed and proved undeveloped net recoverable reserves as of January 1, 1997, 1996 and 1995. The reserve amounts have been prepared by an independent petroleum engineer, with unescalated prices and costs.

                       OIL (BBLS)                  GAS (MCF)
                  -----------------------    --------------------
 January 1,      Developed    Undeveloped   Developed Undeveloped
 ----------      ---------    -----------   --------- -----------
    1997           22,400       56,200       538,600    224,600
    1996           29,200       75,200       695,400    376,000
    1995           40,000       69,700       837,000    209,200

The Company has not filed any oil or gas reserve estimates or included any such estimates in reports to any other federal or foreign government authority or agency within the past 12 months.

There have been no major discoveries or other favorable or adverse events, other than fluctuating prices, that are believed to have caused a significant change in the estimated proved reserves since January 1, 1997.


                             OIL AND GAS PROPERTIES

The Company owns working interests in developed and undeveloped oil and gas properties in Colorado, Montana, Oklahoma, Utah and Wyoming. The following tables set forth relevant information as of December 31, 1996:

State:                 Oil Wells                   Gas Wells
-----              -----------------          -----------------
                   Gross         Net         Gross         Net
                   -----         ---         -----         ---
    Colorado          7          6.64            4         1.85
    Montana           1           .02           --           --
    Oklahoma         --            --            3          .04
    Utah              1           .01           --           --
    Wyoming           1           .05           --           --
                     --          ----         ----        -----
            TOTAL    10          6.72            7         1.89
                     ==          ====         ====        =====


                       Developed                  Undeveloped
State:                  Acreage                     Acreage
-----              -----------------          -----------------
                   Gross         Net         Gross         Net
                   -----         ---         -----         ---
    Colorado      4,343         1,879          840          635
    Montana         320            40           --           --
    Oklahoma      1,892           189           --           --
    Utah            240             3           --           --
    Wyoming          41             5           --           --
                  -----         -----         ----         ----
            TOTAL 6,836         2,116          840          635
                  =====         =====         ====         ====

                              DRILLING ACTIVITIES

The following table summarizes the results of the Company's drilling and production activity during each of the three years in the period ended December 31, 1996, all amounts include the acquisition of Schreider:

                                    WELLS DRILLED

                 OIL           GAS          DRY         TOTAL
             ----------      ---------   ----------   ----------
             GROSS  NET      GROSS NET   GROSS  NET   GROSS  NET
             -----  ---      ----- ---   -----  ---   -----  ---
    Development:
    -----------

    1996     ---    ---     ---    ---    ---   ---   ---     ---
    1995     ---    ---     ---    ---    ---   ---   ---     ---
    1994     ---    ---     ---    ---    ---   ---   ---     ---

    Exploratory:
    -----------

    1996     ---    ---     ---    ---    ---   ---   ---     ---
    1995     ---    ---     ---    ---    ---   ---   ---     ---
    1994     ---    ---     ---    ---      1   .52     1     .52





                             OIL AND GAS PRODUCTION

                                               Average
                                             Sales Price      Average Production
                                         -------------------     Cost of Oil
                          Production     Oil Per     Gas Per        & Gas
                     Oil (BBL) GAS (MCF)  (BBL)       (MCF)       (Eqv. BBL)
                     --------- ---------  -----       -----       ----------
                                                                     (1)
    For the year ended:

    December 31, 1996   6,400   91,000   $ 19.32      $ 1.85        $ 6.16
    December 31, 1995   7,900  113,000     17.25        1.33          6.16
    December 31, 1994  13,000  131,000     14.55        1.58          8.77

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the Company's fiscal year ended December 31, 1996 to a vote of security holders.


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

The number of stockholders of record of the Company's Common Stock was 990. No dividends have been declared or paid by the Company on its Common Stock since the inception of the Company nor does management anticipate that the Company will pay dividends on its Common Stock in the foreseeable future.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    1996 VS. 1995 Net loss per common share was $.03 for the year ended December 31, 1996, compared to a profit of $.01 for the prior fiscal year. Gross revenues declined by 30% between the two periods which was comprised of a 31% decline in the Oil and Gas segment; a 32% decline in Compression Rental and Service and a 23% decline in the Sales and Service of Oil and Gas Field Equipment segment. These reductions carried through to Operating Income because operating costs are largely fixed in nature as opposed to variable with the revenue streams of the three industry segments. Oil and gas operations lost $37,000 compared to a profit of $9,500 in 1995. The non- reoccurring sale of propriety seismic data in 1995 which netted $38,800 was not repeated in 1996. The sale of substantially all non-operated oil and gas properties at auction in June of 1996 and the exchange of minor interests in five Oklahoma wells for the account payable to a prior officer and director netted income of $50,900 compared to $59,200 in 1995.

Sales, service and compression rental income continued to fall with natural gas prices throughout 1996. The loss incurred in 1996 of $128,000 as compared to $69,600 reflects the failure to rent the units available in the fleet and a roll back in rental rates, warranted by competition, to retain current customers. Compression segment's cost reduction of $55,000 in 1996 could not overcome the $113,000 reduction in revenues.

The single largest contributor to 1995 revenues and profitability was the sale of two of the Company's four pipelines which resulted in income of $156,500. During 1996, the Company undertook salvage operations of one of the two remaining pipelines and has incurred costs of $19,000 which were included in its inventory. No sales were made from this source in 1996. Other equipment sales were made that had substantially lower margins than in 1995.

Depreciation expense was down between the two periods by $33,600. The majority of this reduction was in the oil and gas segment where sales of properties over the past two years have reduced the depreciable basis. Also, price increases for oil and gas in December 1996 caused extension of the economic lives of the remaining properties thus reducing the write off percentages.

General and administrative costs declined by $50,000. The compression segment decrease was approximately $36,000 representing salary paid to a sales representative in 1995 and $13,000 in the oil and gas segment from savings derived when the Company's controller resigned and was replaced by a consultant.

Interest expense declined $20,000 representing the repayment of long term debt from the pipeline sales and from the auction proceeds in June of 1996.

In summary, 1996 started off on a promising note with the pipeline sales in late 1995 and substantial debt reduction; however, numerous pending and potential rentals and sales did not materialize because of changes in customers plans and/or pricing from competition.

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


LIQUIDITY AND CAPITAL RESOURCES

Management continues to follow the survival strategy for its operations in 1997 which it implemented in 1995. All non-essential and noncore assets are being actively marketed. The management has been cut by two-thirds and a fulltime and a parttime sales representative has been added on a salary/commission basis. The Company's executive offices were sublet in 1994, reducing and/or eliminating all non-essential costs and expenses. Management elected to postpone the audit of the 1996, 1995 and 1994 financial statements and will continue postponement or transfer work performed by consultants or independent professionals to current personnel wherever possible.

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

Cash flow from oil and gas operations forecast by the independent engineer are projected at $154,000 for 1997 which is barely sufficient to amortize scheduled debt and interest payments of approximately $125,000.

If the Company is to survive with its current working capital deficits of $462,700, it must continue to sell its noncore assets and generate such additional funds as necessary from its compressor sales and rental activities.

Management, unfortunately, has no control over oil and gas prices and supply and demand for natural gas in its market area. If these elements improve in early 1997 and management's survival tactics work, the Company will survive, if not, one or all of its business segments will be sold to pay its obligations.


INFLATION AND CHANGING PRICES

The oil and gas industry has been subject to inflationary cost pressures over the past several years, particularly in the areas of lease operating costs and general and administrative costs. In general, until 1982, the impact of such cost increases were offset by increases in prices received for crude oil and gas sold during the same period. Since 1982 the price per barrel received for crude oil has declined, largely to an oversupply of crude oil relative to market demand. Such declines accelerated during 1986 through late 1988, although there was a modest recovery since late 1988 through the second quarter of 1990. Beginning on August 2, 1990, the date Iraq invaded Kuwait, the price of oil began a rapid increase from an average price of $18.00 per barrel to a high of $40.00 per barrel. These inflated oil prices began to recede in October 1990 and have continued to decline through December, 1994, reaching an average of $14.55 per barrel. The average price for oil in 1995 was $17.25 per barrel and $19.32 in 1996, and is above $20.00 on the futures market at March 12, 1997, but management has no reason to believe prices will remain at this level.

Over the last four to five years, market prices for natural gas have declined as well. As a result of an oversupply of natural gas, pipeline purchasers have exercised "market out" contract provisions to reduce prices paid to producers; purchasers have curtailed the amount of gas taken from wells and have been very selective in the granting of new contracts. During the winter of 1991, gas prices began to rebound due to the cold weather conditions in the Northeast. These conditions also occurred in 1992. However, the winters of 1993 and 1994 were milder than expected and gas prices have declined 9% in 1993, an additional 7% in 1994, and an additional 16% in 1995 with $1.25 MCF being used in the 1995 Reserve Report. Gas prices used for the January 1, 1997 Reserve Report reflect substantially higher prices of $3.09 in Baca County and $4.26 in Adams County, Colorado which were the highest prices in several years. These prices have subsided to levels more in line with prior years results. March of 1997, Baca County, Colorado prices were in the $1.40 range.

Due to the reduction in product prices and substantial reduction of industry exploration activity, certain costs and services associated with the drilling of oil and gas wells have also declined since 1982. Because of a variety of factors, none of which is within the control of the Company, the Company is unable to predict future cost trends or the prices to be received by it, and the demand, for any oil and gas produced in the future. One of the gas market commentators attributed the price increase to low volumes of storage gas.

During 1993 the average oil price decreased 2.5% to $16.39, in 1994 the average oil price dropped 11% to $14.55 and in 1995 average oil prices increased $2.70 or approximately 19%. The beginning oil price used in 1996 Reserve Report was $15.69 per barrel and the 1997 Reserve Report was $20.25 per barrel. While the current mid March 1997 price is $18.50 management does know what the average price for the current year will be.

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



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

Management decided to postpone the audits of its 1996 and 1995 financial statements because of liquidity concerns.

                                    PART III


ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, with respect to each director and executive officer of the Company, as of March 31, 1997, his name and age, his position and offices, the expiration of his term as director and the period during which he has served as a director:

                                           Expiration of        Period as
Name                      Age  Position    Term as Director      Director
---------------------     --- ----------   ----------------     ----------
Rudy C. Schreider, Jr.    54  Chief Executive Officer  1996     Oct., 1988
                              Director                          to Present



EXECUTIVE OFFICERS

Rudy C. Schreider, Jr., is the President and Chief Executive Officer and a Director of American Atlas. He has held these positions since October, 1988. Mr. Schreider was the President of American Atlas from October, 1988 until August, 1993. Since 1985, Mr. Schreider has served as President and Director of Schreider & Company, Inc.. Mr. Schreider has held the positions of Chief Executive Officer, Secretary and Director of American Gas Compression Services, Inc. since its inception. Mr. Schreider is also the President and Director of Schreider Operating Company. From July, 1983 until March, 1984, Mr. Schreider was President of Tango Corporation and its oil and gas, real estate and aviation subsidiaries. From September, 1980 until June, 1983, he was co-founder and Senior Vice President of Finance of the Quantum Corporation and its subsidiary Quantum Resource Corporation, both oil and gas companies owning substantial proven reserves and active in partnership related drilling activities. For the 14 years prior to September, 1980, Mr. Schreider was associated with Touche Ross & Co., an international public accounting firm, serving as a general service partner (audit function) for his last three years. Mr. Schreider is a CPA and member of the AICPA and Colorado CPA societies. Mr. Schreider has served as president and director of several professional and civic organizations on both a local and national level. Mr. Schreider holds undergraduate and graduate degrees in Accounting and Business from Rice University in Houston, Texas.

ITEM 10 - EXECUTIVE COMPENSATION

The following sets forth the compensation of the Company's chief executive officer for the last three year period ended December 31, 1996. There are no executive officers whose compensation is greater than $100,000.


                           Summary Compensation Table

                                                                            Total Annual
Name                       Position                 Year     Salary ($)     Compensation
----                       --------                 ----     ----------     ------------
                                                                (1)            (2)
Rudy C. Schreider, Jr.     Chief Executive Officer  1996      $60,000         $60,000
                           Director                 1995      $60,000         $60,000
                                                    1994      $60,000         $60,000

(1) Mr. Schreider's salary since August 15, 1994 has been accrued but not paid, the cash portion in 1994 was $37,500.

(2) The executive officer of the Company and its subsidiaries have not been awarded, earned or paid any compensation, other than salaries, during the three year period ended December 31, 1996.


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

There were no outstanding options at December 31, 1996 and none have been exercised under the Plan.

The following table summarizes the stock options granted during the fiscal years ended December 31,:


Option Grants in 1995 and 1996

None

Aggregated Options Exercised in Last Fiscal Year and
       Fiscal Year End Option Values

None Outstanding

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 1997 the number and percentage of shares of the Company's voting equity securities for, (a) each person who, to the knowledge of the Company, is the beneficial owner of 5 percent or more of the outstanding shares of the Company's voting equity securities; (b) each of the Company's officers and directors; and (c) all of the Company's officers and directors as a group. Unless otherwise noted in the footnotes following the table, the director or officer in each case has sole voting and investment power with respect to the listed shares.

                                                                  Series A and Series B
                                                                    1993 Convertible         Common Stock
Name and Address of                          Common Stock           Preferred Stock (2)      Equivalents (1)
Beneficial Owner                          Shares      Percent    Shares      Percent      Shares      Percent
----------------                          ------      -------    ------      -------      ------      -------

G.H. and N.E. Englund As Trustees        117,940       13.5%    96,668(a)     18.5%      1,084,620     17.7%
of the Englund Family Trust
P.O. Box 5466
Incline Village, Nevada 89450

Daniel R. Wenzinger                       41,000(f)     4.7%    86,649(g)(h)  16.5%        907,490     14.9%
1660 Lincoln Street, Suite 2812
Denver, Colorado 80264

R.C. Schreider Family Trust (j)           27,010(b)     3.1%    16,104(b)      3.1%        188,050      3.1%
1334 Oxford Street
Houston, Texas 77008

J.E. Wenzinger (j)                        34,820(c)     4.0%     8,851(c)      1.7%        123,330      2.0%
480 So. Marion Pkwy. #904-A
Denver, Colorado 80209

Officer and Director
Rudy C. Schreider, Jr.                    11,010(d)     1.3%   234,405(e)     44.7%      2,355,060      38.5%
240 West Jessup
Brighton, Colorado  80601


All Officers and Directors
as a Group (1 person)                     11,010        1.3%   234,405        44.7%      2,355,060      38.5%


(1) Common Stock Equivalents represents the maximum shares of common stock to be issued, assuming: (a) the 155,410 warrants and options outstanding as of March 31, 1997 were exercised; and (b) the 523,903 shares of Series A and Series B Preferred Stock were converted to common stock at the ratio of 10 common for each share of Preferred Stock.
(2) Includes 462,890 shares of Series A Convertible Preferred Stock, 61,013 shares of Series B Convertible Preferred Stock issued in connection with the Series B Preferred Stock.
(a) Includes 88,628 shares of Series A Preferred Stock; and 8,040 shares of Series B Preferred Stock.
(b) Represents warrants to purchase 27,010 shares of common stock in connection with Bonus Interest Promissory Notes of AGCSI and 16,104 shares of Series A Stock.
(c) Represents warrants to purchase shares of common stock in connection with Bonus Interest Promissory Notes of AGCSI and 6,251 shares of Series A Preferred Stock; and 2,600 shares of Series B Preferred Stock.
(d) Includes warrants to purchase 11,010 shares in connection with Bonus Interest Promissory notes of AGCSI.
(e) Includes 218,405 shares of Series A Preferred Stock; and 16,000 shares of Series B Preferred Stock.
(f) Includes warrants to purchase 14,520 shares in connection with Bonus Interest Promissory Notes of AGCSI.
(g) Includes 79,749 shares of Series A Preferred Stock; and 6,900 shares of Series B Preferred Stock.
(h) Mr. Wenzinger's Series A Preferred Shares are held in the name of Atlas Energy Corp. ("Atlas"), which is a privately-owned Colorado corporation. Mr. Wenzinger (who resigned as an officer and director of the Company on April 12, 1995) is the sole Shareholder and Director of Atlas.
(i) R.C. Schreider is the parent of Rudy C. Schreider, Jr.; J.E. Wenzinger is the parent of Daniel R. Wenzinger; Messrs. Schreider and Wenzinger disclaim ownership or the right to vote any of these shares.

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

In addition, Messrs. Schreider and Wenzinger personally owned undivided working interests in the same oil and gas properties as the Et. Als. They also exchanged their interests for shares of Series A Preferred Stock on the same basis as all other Et. Als. Mr. Schreider received 52,428 shares of Series A Preferred Stock, valued at $200,274 and Mr. Wenzinger received 22,048 shares of Series A Preferred Stock, valued at $84,225.

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

During 1996, the Company exchanged its interest in five oil and gas properties in Oklahoma for an account payable owed Mr. Wenzinger. The account payable arose from salary, consulting fees and expenses prior to his resignation. The reserve value of the wells was equal to the payable of $12,400. The Company recorded a profit of $10,700 which was the difference between the book value and the payable.

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

         Included in Part II (Item 7) of this report:

         Management's Report in Lieu of Independent Auditor's Report

         Financial Statements:

                  Consolidated Balance Sheet at December 31, 1996.

                  Consolidated Statements of Operations for each of the two years in the period ended December 31, 1996.

                  Consolidated Statement of Changes in Stockholders' Equity for each of the two years in the period ended December 31, 1996.

                  Consolidated Statements of Cash Flow (Indirect Method) for each of the two years in the period ended December 31, 1996.

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

DATED:  March 22, 1997

                                   American Atlas Resource Corporation

                                   By: /s/ Rudy C. Schreider, Jr.
                                      ---------------------------------------
                                   Rudy C. Schreider, Jr., President, C.E.O.




Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the dates indicated.




/s/Rudy C. Schreider, Jr.                                       March 22, 1997
-------------------------                                       --------------
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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES


                                                                           PAGE

CONSOLIDATED FINANCIAL STATEMENTS (SUBMITTED IN RESPONSE TO PART II,
ITEM 8).

   Management's Report in Lieu of Independent Auditor's Report              F-2

   Consolidated Balance Sheet - December 31, 1996                           F-3

   Consolidated Statements of Operations - for the Years Ended December 31,
   1996 and 1995                                                            F-4

   Consolidated Statement of Changes in Stockholders' Equity - for the Period from January 1, 1995 through December 31, 1996 F-5

   Consolidated Statements of Cash Flows - for the Years ended December
   31, 1996 and 1995                                                        F-6

   Notes to Consolidated Financial Statements                               F-7

                         MANAGEMENT'S REPORT IN LIEU OF
                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
American Atlas Resource Corporation

We have prepared the accompanying consolidated balance sheet of American Atlas Resource Corporation (formerly WEPCo Energy Co.) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1996 without audit by Independent Auditors. These consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements referred to above have been prepared by the Company without audit. In the opinion of management, these financial statements contain all adjustments necessary to present fairly, in all material aspects, the financial position of American Atlas Resources Corporation and subsidiaries as of December 31, 1996 and the results of our operation and our cash flow for each of the years in two year period ending December 31, 1996, in conformity with generally accepted accounting principles.


Rudy C. Schreider, Jr.







March 22, 1997

             AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          (Formerly WEPCO Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS:
   Cash                                                                $    53,900
   Accounts Receivable (less $4,700 allowance for doubtful accounts)       122,200
   Parts and Equipment Inventory                                            76,800
   Prepayments and Other                                                     1,700
                                                                       -----------
       TOTAL CURRENT ASSETS                                                254,600
                                                                       -----------

PROPERTY AND EQUIPMENT:
   Oil and Gas Properties, (at cost, on the successful
     efforts method of accounting)
         Proved Properties                                               1,647,100
   Natural Gas Compressors                                               1,010,200
   Land and Building                                                       141,900
   Automobiles and Trucks                                                  149,700
   Shop Machinery, Equipment, Furniture and Fixtures                        63,300
                                                                       -----------
                                                                         3,012,200
   Accumulated Depreciation, Depletion and Amortization                 (1,663,600)
                                                                       -----------
                                                                         1,348,600
                                                                       -----------

OTHER ASSETS:                                                                5,000
                                                                       -----------

   TOTAL ASSETS                                                        $ 1,608,200
                                                                       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                               $   340,300
   Oil and Gas Revenues Payable                                            248,300
   Production Taxes Payable                                                 27,300
   Current Portion of Long-Term Debt                                       101,400
                                                                       -----------
        TOTAL CURRENT LIABILITIES                                          717,300
                                                                       -----------


LONG-TERM DEBT AND OTHER LIABILITIES:
   Long-Term Debt                                                          109,600
   Production Taxes Payable                                                 66,600
   Advances From Joint Owners and Affiliates                                39,600
                                                                       -----------
                                                                           215,800
                                                                       -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

STOCKHOLDERS' EQUITY:
   Serial Preferred Stock, $.01 par value;
      1,000,000 shares authorized:
      Series A; 462,890 shares issued and outstanding;
      face value $3.82 per share                                         1,768,200
      Series B;  61,013 shares issued and outstanding;
      face value $5.00 per share                                           305,100
   Common Stock, $.01 par value; 12,000,000
      shares authorized; 720,430 shares issued and outstanding               7,200
   Additional Paid-In Capital                                            5,312,000
   Accumulated Deficit                                                  (6,717,400)
                                                                       -----------
        TOTAL STOCKHOLDERS' EQUITY                                         675,100
                                                                       -----------

        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                         $ 1,608,200
                                                                       ===========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1996             1995
                                                     ---------        ----------

REVENUES:
   Oil and Gas Sales                                 $ 225,300         $ 285,700
   Compressor Rental Income and Sales                  239,500           318,000
   Gain on Sale of Oil and Gas Properties (Net)         50,900            59,200
   Sales and Services of Oil and Gas Field Equipment   130,100           204,200
   Management and Operator Fees                         37,300            32,300
   Other Income                                          2,500            78,700
                                                     ---------        ----------
                                                       685,600           978,100
                                                     ---------        ----------


COSTS AND EXPENSES:
  Oil and Gas Production Costs                         132,900           164,600
  Compressor Operating Costs                           220,500           183,800
  Costs of Oil and Gas Field Equipment and Services    123,900            51,300
  Dry Holes, Exploration Expense and Expired Leases        ---             5,800
  Depreciation, Depletion and Amortization             172,900           206,500
  Write Down of Oil and Gas Properties
      to Estimated Future Net Revenues                     100             1,100
  General and Administrative                           176,500           226,200
  Interest Expense                                      20,200            42,400
                                                    ----------        ----------
                                                       847,000           881,700
                                                    ----------        ----------


INCOME (LOSS) BEFORE TAXES:                           (161,400)           96,400

PROVISION FOR INCOME TAXES:
  Income Tax Benefit (Expense)                             ---               ---
                                                    ----------        ----------

NET PROFIT (LOSS)                                     (161,400)           96,400

LESS PREFERRED DIVIDENDS                                21,400            21,400
                                                    ----------        ----------

NET PROFIT (LOSS) TO
  COMMON STOCKHOLDERS                               $ (182,800)       $   75,000
                                                    ==========        ==========

NET PROFIT (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                           $     (.03)       $      .01
                                                    ==========        ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                      5,349,300         5,349,300
                                                    ==========        ==========



The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD JANUARY 1, 1995 THROUGH DECEMBER 31, 1996
                                  (UNAUDITED)

                                      Preferred Stock                                      Additional                   Total
                                 Series A             Series B             Common Stock      Paid-In     Accumulated  Stockholder's
                            Shares     Amount     Shares    Amount      Shares     Amount    Capital       Deficit      Equity
                            ------     ------     ------    ------      ------     ------    -------       -------      ------

BALANCE, JANUARY 1, 1995     462,890   $ 1,768,200   61,013  $305,100   72,043     $  700  $ 5,318,500   $(6,652,300)  $740,200

Stock Split                     --            --       --        --    648,387      6,500       (6,500)         --         --
Net Profit                      --            --       --        --       --         --           --          96,400     96,400
                             -------   -----------   ------  --------   ------     ------  -----------   -----------   --------


BALANCE, DECEMBER 31, 1995   462,890   $ 1,768,200   61,013  $305,100  720,430     $7,200  $ 5,312,000   $(6,556,000)  $836,500
                             -------   -----------   ------  --------   ------     ------  -----------   -----------   --------

Net Loss                                                                                                    (161,400)  (161,400)
                             -------   -----------   ------  --------   ------     ------  -----------   -----------   --------

BALANCE, DECEMBER 31, 1996   462,890   $ 1,768,200   61,013  $305,100  720,430     $7,200  $ 5,312,000   $(6,717,400)  $675,100
                             =======   ===========   ======  ========  =======     ======  ===========   ===========   ========


The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      1996         1995
                                                                      ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss) Income                                            $(161,400)   $  96,400
Adjustments to Reconcile Net Profit (Loss) Income to
   Net Cash (Used) Provided by Operating Activities:
         Depreciation, Depletion and Amortization                     172,900      206,500
         Write Down of Oil and Gas Properties
              to Estimated Future Revenues                                100        1,100
         Gain on Sale of Oil and Gas Properties                       (50,900)     (59,200)
         Write Off of Undeveloped Acreage                                --          5,800
         Write Off of Deferred Tax Asset                                 --           --
         Bonus Interest                                                 2,000        6,900
                                                                    ---------    ---------

                                                                      (37,300)     257,500
         Changes in Operating Assets/Liabilities:
             Decrease (Increase) in Accounts Receivable               (53,200)      77,200
             Decrease (Increase) in Parts and Equipment Inventory     (16,600)      46,600
             Decrease (Increase) in Prepayments and Other                (400)       1,300
             Decrease (Increase) Other Assets                            --          3,900
             (Decrease) Increase in Accounts Payable
                 and Accrued Expenses                                  33,800      (45,500)
             (Decrease) Increase in Undistributed Revenue              10,900        6,000
             (Decrease) Increase in Production Taxes Payable          (14,600)     (24,700)
             (Decrease) Increase in Advances from Joint Owners           --        (18,900)
                                                                    ---------    ---------
                   NET CASH (USED) PROVIDED BY OPERATING
                     ACTIVITIES                                       (77,400)     303,400
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from Sale of Oil and Gas Properties                  62,600       68,600
         Additions to Oil and gas Properties (Net)                    (11,700)      (3,900)
         Additions to Compressors and Other Equipment                  (5,100)     (42,500)
                                                                    ---------    ---------
                   NET CASH (USED) PROVIDED IN INVESTING
                     ACTIVITIES                                        45,800       22,200
                                                                    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings from Notes                                         38,300       40,500
         Payments on Notes                                           (105,700)    (226,800)
                                                                    ---------    ---------
                   NET CASH (USED) PROVIDED BY FINANCING
                     ACTIVITIES                                       (67,400)    (186,300)
                                                                    ---------    ---------

NET (DECREASE) INCREASE IN CASH                                       (99,000)     139,300

CASH, Beginning of Year                                               152,900       13,600
                                                                    ---------    ---------

CASH, End of Year                                                   $  53,900    $ 152,900
                                                                    =========    =========

SUPPLEMENTAL INFORMATION:
         Cash Paid During the Year For:
                Interest$                                              18,200    $  35,500
         Net Book Value of Oil and Gas Properties
                exchanged for Account Payable                       $   1,700    $    --


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

Basis of Presentation -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $462,700 as of December 31, 1996. The continuation of the Company as a going concern is dependent upon obtaining additional long-term debt and/or equity financing, and/or selling property and equipment and achieving and maintaining profitable operations.


Financial Reporting -- The consolidated financial statements for the years ended December 31, 1996 and 1995 include the accounts of American Atlas and its wholly-owned subsidiaries, States, Schreider and AGCSI. All material intercompany accounts and transactions have been eliminated.

A summary of the Company's significant accounting policies follows:

Parts and Equipment Inventory -- Inventory, which primarily includes compressor parts and oil field equipment, is recorded at the lower of cost or market. Compressor parts are valued using the first-in-first-out method; oil field equipment is valued using the specific identification method.

Oil and Gas Properties The Company follows successful efforts method of accounting for costs incurred in the acquisition, exploration and development of oil and gas properties. Under this method, geological and geophysical costs, annual delay rentals on undeveloped leases and exploratory dry hole costs are charged to expense as incurred. Intangible drilling and development costs are capitalized on successful wells and development dry holes. Property acquisition costs are capitalized as incurred and are charged to expense when abandoned.

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

Net (Loss) Income Per Common and Common Equivalent Share -- Net Loss per common share is computed on the basis of the weighted average number of common and common stock equivalent shares outstanding during the period. Common Stock outstanding at December 31, 1996 and 1995, used in the computation of Net
(Loss) Income per common share was adjusted to reflect the automatic conversion of the Preferred Stock Series A to Common Stock at December 31, 1994, which was postponed, as accrued dividends in the amount of $79,600 were not declared nor paid by the Company because of liquidity. The Board of Directors has not declared dividend on the Preferred Stock Series B in the amount of $21,400 for the year ending December 31, 1995, and an equal amount in 1996 which amount has been deducted from Net Profit in determining Net Profit to Common and Common Equivalent Shares outstanding. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the year ending December 31, 1996, due to their effect being antidilutive. All references to per share amounts gives retroactive effect to the 1 for 10 stock split, which became effective March 31, 1995.

2.  RECEIVABLES:

Receivables consist of the following, at December 31, 1996:


    Accrued Oil and Gas Sales                                    $ 46,200
    Compressor Rental Receivables
        ($4,700 Allowance for Doubtful Accounts)                   46,000
    Sale of Oil and gas Equipment                                  30,000
                                                                 --------
                                                                 $122,200
                                                                 ========


3.  NOTES PAYABLE:

The Company's notes payable and long-term debt consist of the following as of December 31, 1996:


    10% Bonus Interest Promissory Notes (A)                        32,900
    Accrued Bonus Interest (A)                                     43,400
    Brighton Shop (B)                                              78,600
    Note to the Bank and Finance Company (C)                       53,000
    Other                                                           3,100
                                                                ---------
                                                                  211,000
    Less Current Portion                                          101,400
                                                                ---------
    Total Long-Term Debt                                        $ 109,600
                                                                =========



(A) During 1991 and 1992, AGCSI placed $500,000 through a private placement of 10% Secured Bonus Interest Promissory Notes (the "Notes"). The rate of interest on the Notes is 10% per annum fixed simple interest, with a Bonus Interest payment payable the month following the final principal and interest payment. The Bonus Interest is equal to one-half of the total interest paid on the Notes. The payment schedule requires monthly payments based upon a five year amortization applied first to interest, then principal. During 1994 the Company suspended monthly payments including management and related parties, and on January 2, 1996 all back payments of principal and interest were made.

         Again in October, 1996, payments of principal and interest were suspended and will resume when funds are available. As of March 15, 1997, no unpaid Note-holders have commenced any action against the Company, nor is any anticipated.

         The Notes were originally collateralized by a first mortgage on twenty compressors and included all contractual rights associated with the operations of the pledged compressors. On December 31, 1992 all of the Note holders relinquished their security position in the compressors in exchange for a decreasing Warrant to purchase the Company's Common Stock at $3.82 per 10 shares. The number of shares underlining the Warrant is determined based upon the remaining principal and accrued Bonus Interest outstanding at the time of exercise, thereby decreasing with each monthly payment. As of December 31, 1996, warrants to purchase 155,410 shares of Common Stock were outstanding.

(B) This note is payable to the seller of the AGCSI's maintenance facility located in Brighton, Colorado. It is collateralized by a first mortgage on the facility. The note requires monthly payments based upon 8.5% per annum, with principal and interest amortized over 20 years. On October 15, 2001, the unamortized principal balance of $63,000 becomes due.

(C) In June 1995, the Company purchased a mechanics truck for its Utah compressor operations. The purchase was financed by a $36,000, thirty-six month loan at 7.375% collateralized by the truck. In October 1996, the Company purchased a utility vehicle. The purchase was financed by a $34,800, thirty-six month note at 8.9% collateralized by the vehicle.

Minimum principal payments due for the next five years on the notes and long-term debt as of December 31, 1996 are as follows:

       1997                               $  101,400
       1998                                   25,100
       1999                                   15,000
       2000                                    3,600
       2001 and after                         65,900
                                             -------
                                           $ 211,000
                                           =========

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

The components of the net deferred tax asset recognized as of December 31, 1996, are as follows:

    Deferred Tax Asset                                          $   2,964,000
    Less Valuation Allowance                                       (2,733,000)
                                                                -------------
                                                                      231,000
                                                                -------------
    Deferred Tax Liability                                           (231,000)

    Net Deferred Tax Asset                                      $         -0-
                                                                =============

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

The amounts which give rise to the net deferred tax asset (liability) as of December 31, are as follows:

                                            1996                              1995
                                     ------------------------------   ------------------------------
                                       Liability          Asset         Liability            Asset
                                     -------------     ------------   -------------       ----------
Excess Book Basis                     $ 1,081,000    $                $  586,000          $
Excess Book Depreciation                  562,000                         93,900
Excess Book
  Officer's Salary                       (153,000)                           --
                                      -----------                     ----------
Total Taxable Temporary Differences     1,490,000                        679,900
                                      -----------                     ----------
Net Operating Loss Carry Forward                       8,325,100                           8,452,900
                                                     -----------                          ----------

Tax Effect of Temporary Differences   $   506,000    $ 2,830,000      $  231,000          $2,874,000
                                      -----------                     ----------
Investment Tax Credit Carry Forward                       90,000                              90,000
                                                     -----------                          ----------
                                                       2,920,000                           2,964,000
Less Valuation Allowance                              (2,414,000)                         (2,733,000)
                                                     -----------                          ----------
Total Deferred Tax Asset                                 506,000                             231,000
Less Total Deferred Tax Liability                       (506,000)                           (231,000)
                                                     -----------                          ----------
Net Deferred Tax Asset                               $       -0-                          $      -0-
                                                     ===========                          ==========

         The tax net operating loss carry forwards of approximately $8,325,100 begin to expire in 1997 and continue through 2007. The investment tax credit carry forwards expire 1997 through 2004.

         The components of income tax (benefit) expense are as follows:

                                        Years Ended December 31,
                                      ---------------------------
                                       1996                 1995
                                      -------             -------
            Federal:
                 Current             $    -0-             $27,000
                 Deferred             (55,000)              5,800
                                     --------             -------
                                     $(55,000)            $32,800
                                     ========             =======

         Total income tax (benefit) expense differed from the amounts computed, by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                  Years Ended December 31,
                                                  --------------------------
                                                    1996              1995
                                                  --------          --------
            Total Expense Computed by Applying
             the U.S. Statutory Rate              $(55,000)         $ 32,800
            Income Tax Benefit                          --            (5,800)
            Net Increase in Deferred Tax Asset      55,000           (27,000)
                                                  --------          --------
                                                       -0-               -0-
            Alternative Minimum Tax                     --                --
                                                  --------          --------
                                                  $    -0-          $    -0-
                                                  ========          ========





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

The features of the Series A Preferred Stock issued include: (a) each Series A Preferred share is being convertible to 10 shares of the Company's Common Stock; holders of the Series A Preferred Stock may convert to Common Stock at their option any time or it will automatically be converted on December 31, 1995; and (b) is entitled to a non-cumulative dividend, payable quarterly, at a rate of 6% per annum of the face value of $3.82 per share. The Series A Preferred Stock does not have any liquidation preference; but, is entitled to one vote per share. The automatic conversion of the Series A Preferred Stock has been postponed until management has determined that it has sufficient liquidity to pay the three quarterly dividends ($79,600) originally scheduled for 1994.

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

The exercise price and term of each Series B Warrant is as follows:

Class A Warrants         Exercisable at $6.00 per share from the date of
                         issuance through December 31, 1995 (all expired unexercised)

Class B Warrants         Exercisable at $7.00 per share from the date of
                         issuance through December 31, 1996 (all expired unexercised)

The Company sold 61,013 Units of the Series B Preferred Stock and warrants, of which 22,900 were sold to officers of the Company, with total proceeds being $305,100.

During 1994 management and the Board of Directors postponed dividend payments until the Company's liquidity position improves. Cumulative but undeclared dividends on the Series B Preferred Stock was $42,800 and $79,600 on the Series A Preferred Stock at December 31, 1996.

Common Stock

Effective March 31, 1995, the Company declared a 10 for 1 share split of its Common Stock. All warrants and options were adjusted to reflect this change.

As part of the reorganization, the Company issued Warrants to purchase its Common Stock to persons who hold 10% Secured Bonus Interest Promissory Notes issued by its subsidiary AGCSI.

The Notes were collateralized by 20 compressors owned by AGCSI and require monthly payments of principal and interest. On December 31, 1992, the Company offered to all holders of the Notes, warrants to purchase Common Stock at $3.82 per share for the release of their collateral interest in the compressors. The amount of shares underlying the Warrant was calculated based upon the remaining principal balances in the Notes plus the accrued Bonus Interest to date. Thereafter, the number of shares underlying the Warrant will decrease by ten shares for every $3.82 paid towards the unamortized principal with each monthly payment. As of December 31, 1996, Warrants to purchase 155,410 shares of Common Stock were outstanding, including 10,010 warrants to an officer and director who is a Noteholder.

At the 1993 Annual Meeting of shareholders, approval was obtained to discontinue the 1984 Incentive Stock Option Plan, of which no options were outstanding; and implement the 1993 Key Employees' Incentive Stock Option Plan, (the "Option Plan"). Pursuant to the Option Plan, the Board of Directors are authorized to grant options to purchase up to 750,000 shares of the Company's Common Stock. Only employees of the Company or its wholly-owned subsidiaries are eligible to participate in the option plan. The exercise price of the option to acquire Common Stock shall not be less than the fair market value of the Common Stock on the date of grant; in the event an optionee owns 10% or more of the Common Stock of the Company, the exercise price shall not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of December 31, 1994, the Board of Directors has granted options under the option plan to purchase 70,000 shares at an exercise price of $.40 per share which expired unexercised when the grantee resigned.

The Company's Board of Directors issued options to purchase 100,000 shares to a former director. The options are exercisable at $.40 per share and expire in October, 1998.

6. COMMITMENTS AND CONTINGENT LIABILITIES:

On December 15, 1994 the Company entered into a sublease on its executive offices. The terms of the sublease are comparable to the lease which expires in May of 1997.

As general partner of certain managed limited partnerships, the Company is contingently liable for the obligations of the partnerships.

7. MAJOR CUSTOMERS:

Major purchasers of the Company's oil and gas, which accounted for more than 10% of the Company's oil and gas sales for the years ended December 31, 1996 and 1995 are as follows:

                                          1996          1995
                                        --------      --------
   Customer A                           $ 71,600      $ 64,500
   Customer B                             54,800        55,700
   Customer C                             45,900        44,300

A major purchaser of the Company's natural gas compression services, which accounted for more than 10% of the Company's compressor rental income for the years ended December 31, 1996 and 1995 is as follows:

                                          1996          1995
                                        --------      --------
   Customer A                           $ 50,400      $101,400

8. RELATED PARTY TRANSACTIONS:

A majority of the 10% Bonus Interest Promissory Notes issued by AGCSI were placed with various family members of the officers of the Company. The officers of the Company also participated in the placement of the Notes through self directed retirement accounts.

The Company owed the Wepco Energy 1984 Drilling Program $73,700 and $90,600 as of December 31, 1996 and 1995, respectively.

As of December 31, 1995, an entity related to the president and chief executive officer has advanced the Company $65,000 of which $47,000 was repaid by transfer of equipment having a book value of the same amount in 1994. In 1995, the chief executive officer borrowed from his bank $15,000, for the benefit of the Company, which the Company subsequently repaid with applicable interest.

During 1996, the Company exchanged its interest in five oil and gas properties in Oklahoma for an account payable owed Mr. Wenzinger, a former officer and director. The account payable arose from salary, consulting fees and expenses prior to his resignation. The reserve value of the wells was equal to the payable $12,400. The Company recorded a profit of $10,700 which was the difference between the book value and the payable.

9. INDUSTRY SEGMENTS AND OIL AND GAS PRODUCING ACTIVITIES:

The Company operates primarily in (1) oil and gas exploration and development,
(2) fabrication and leasing, of natural gas compressors, and (3) sales and service of oil field equipment. Summarized financial information concerning the business segments is as follows:

                                                             1996           1995
                                                         -----------    -----------
Revenues:
  Oil and Gas                                            $   313,500    $   453,800
  Compressor Rental                                          242,000        355,500
  Sale and Service of Oil and Gas field Equipment            130,100        168,800
                                                         -----------    -----------
                                                         $   685,600    $   978,100
                                                         ===========    ===========

Operating (Loss) Income:
  Oil and Gas                                            $   (37,000)   $     9,500
  Compressor Rental                                         (128,200)       (69,600)
  Sale and Service of Oil and Gas field Equipment              3,800        156,500
                                                         -----------    -----------
                                                         $  (161,400)   $    96,400
                                                         ===========    ===========

Identifiable Assets:
  Oil and Gas                                            $   456,000    $   564,600
  Compressor Rental                                          858,300        940,400
  Sale and Service of Oil and Gas field Equipment             34,300         13,500
                                                         -----------    -----------
                                                         $ 1,348,600    $ 1,518,500
                                                         ===========    ===========

Depreciation, Depletion and Amortization Expense:
  Oil and Gas                                            $    94,200    $   136,200
  Compressor Rental                                           76,700         66,900
  Sale and Service of Oil and Gas field Equipment              2,000          3,400
                                                         -----------    -----------
                                                         $   172,900    $   206,500
                                                         ===========    ===========
Additions to Property and Equipment:
  Oil and Gas                                            $      --      $     3,900
  Compressor Rental                                             --           42,500
  Sale and Service of Oil and Gas field Equipment             36,300           --
                                                         -----------    -----------
                                                         $    36,300    $    46,400
                                                         ===========    ===========

Results of operations for oil and gas producing activities are as follows:

                                              1996        1995
                                           ---------    --------
Revenues:
  Oil and Gas Sales                        $ 225,300    $285,700

Cost and Expenses:
  Oil and Gas Production Cost                132,900     164,600
  Depreciation, Depletion and Amortization
  and write down to estimated future value    94,200     110,600
                                           ---------    --------
                                             227,100     275,200
                                           ---------    --------

Expired Leases and Exploration Expense           100       5,800
                                           ---------    --------
Income (Loss) Before Income Taxes             (1,900)      4,700
Income Tax Benefit                              --          --
                                           ---------    --------
Income (Loss) from Oil and Gas
  Producing Activities                     $  (1,900)   $  4,700
                                           =========    ========

Information relating to costs incurred in oil and gas producing activities for the years ended December 31, is as follows:

                                             1996         1995
                                           ---------    --------
  Development costs                            ---        3,900


Aggregate capitalized costs and related accumulated depreciation, depletion and amortization write down to estimated future value relating to oil and gas producing activities for the years ended December 31, is as follows:

                                              1996        1995
                                           ----------    ----------

Proved Properties                         $ 1,647,100   $ 3,542,300

Accumulated Depreciation
 Depletion and Amortization
  and write down to estimated
  future value                             (1,194,200)   (2,983,700)
                                          -----------   -----------

Net Capitalized Costs                     $   452,900   $   558,600
                                          ===========   ===========

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

Reserve quantities and estimated future net revenues are based on estimates prepared by an independent petroleum engineer for 1996, 1995 and 1994. The Company's reserves are all located within the continental United States.

Following is a summary of the changes in the Company's interest in quantities of proved reserves for the two years ended December 31, 1996.


                                  Oil (Bbls)    Gas (Mcfs)
                                  ----------    ----------
PROVED RESERVES:

Reserves at December 31, 1994       110,000     1,046,000

   Production                        (7,900)     (113,000)
   Sales of Minerals in Place        (4,000)       (6,200)
   Revisions                          6,300       144,600
                                   --------    ----------

Reserves at December 31, 1995       104,400     1,071,400

   Production                        (6,400)      (91,000)
   Sales of Minerals in Place        (3,300)      (55,900)
   Revisions                        (16,100)     (161,300)
                                   --------    ----------

Reserves at December 31, 1996        78,600       763,200
                                   ========    ==========

PROVED DEVELOPED RESERVES:

   December 31, 1996                 22,400       538,600
   December 31, 1995                 29,200       695,400
   December 31, 1994                 40,500       837,000

The standardized measure of discounted future net cash flows and changes therein for the years ended December 31, is as follows:

                                                   1996            1995
                                                 -----------    ----------
   Future Cash Inflows                           $ 4,466,000    $3,661,000
   Future Production and Development Costs        (2,210,000)   (2,204,000
   Future Income Tax Expense                              --            --
                                                 -----------    ----------
   Future Net Cash Flows                           2,256,000     1,457,000
   10% Annual Discount for Estimating Future
     Net Cash Flows                                 (744,000)     (484,000
                                                 -----------    ----------
   Standardized Measure of Discounted Future
     Net Cash Flows                              $ 1,512,000    $  973,000
                                                 ===========    ==========

The Company will not incur any future income tax expense due to its net operating loss carry forwards.

The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                   1996            1995
                                                 -----------    ----------
   Standardized Measure, Beginning of Year       $   973,000    $  746,000
   Sales and Transfers of Oil and Gas Produced,
     Net of Production Costs                         (93,000)     (121,000)
   Net Changes in Prices and Production Costs        734,000       (30,000)
   Net Change Due to Sale of Minerals in Place       (42,000)      (17,000)
   Net Change Due to Quantity Revisions             (157,000)      320,000
   Accretion of Discount                              97,000        75,000
                                                 -----------    ----------

Standardized Measure, End of Year                $ 1,512,000    $  973,000
                                                 ===========    ==========


The foregoing quantity and discounted future net cash flow information is based on prices and costs as of the end of each respective reporting period.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
  NO.                                                         PAGE
-------                                                       ----


  27   Financial Data Schedule