Form 10QSB
period 1997-03-31
AMERICAN ATLAS RESOURCE CORP
filed 1997-05-08
CIK 752388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                             --------------------


For the quarter period ended  MARCH 31, 1997                Comm. File# 0-12813
                              --------------                            -------

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

Class                                               Outstanding at March 31,1997
--------------------------------------------------------------------------------
COMMON STOCK $.01 PAR VALUE                                       720,430 SHARES

PREFERRED STOCK                                                 523,903 SHARES *
    * CONVERTIBLE INTO 5,239,030 COMMON SHARES

                      AMERICAN ATLAS RESOURCE CORPORATION
                          (Formerly Wepco Energy Co.)

              Form 10QSB - For the Quarter Ended March 31, 1997



                                     INDEX



PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----
     Item 1. Financial Statements

             A.  Consolidated Balance Sheet - March 31, 1997                 3


             B.  Consolidated Statements of Operations - Three Months
                 ended March 31, 1997 and 1996                               4

             C.  Consolidated Statements of Changes in Cash Flows -
                 Three Months Ended March 31, 1997 and 1996                  5

             D.  Notes to Consolidated Financial Statements                  6

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      7



PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               9

     Item 2. Changes in Securities                                           9

     Item 3. Defaults Upon Senior Securities                                 9

     Item 4. Submission of Matters to a Vote of Security Holders             9

     Item 5. Other Information                                               9

     Item 6. Exhibits and Reports on Form 8-K                                9

PART I. FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                  (Unaudited)

ASSETS
CURRENT ASSETS:
        Cash                                                                        $    18,100
        Accounts Receivable (less $4,700 allowance for doubtful accounts)               129,200
        Parts and Equipment Inventory                                                    76,800
        Prepayments and Other                                                            19,800
                                                                                    -----------
                TOTAL CURRENT ASSETS                                                    243,900
                                                                                    -----------

PROPERTY AND EQUIPMENT:
        Oil and Gas Properties, (at cost on the successful
         efforts method of accounting)
                 Proved Properties                                                    1,647,100
        Natural Gas Compressors                                                       1,010,200
        Land and Building                                                               141,900
        Automobiles, Trucks and Heavy Equipment                                         149,700
        Shop Machinery, Equipment, Furniture and Fixtures                                63,300
                                                                                    -----------
                                                                                      3,012,200
        Accumulated Depreciation, Depletion and Amortization                         (1,708,600)
                                                                                    -----------
                                                                                      1,303,600
                                                                                    -----------

OTHER ASSETS:                                                                             5,000
                                                                                    -----------

        TOTAL ASSETS                                                                $ 1,552,500
                                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts Payable and Accrued Expenses                                       $   309,700
        Oil and Gas Revenue Payable                                                     249,800
        Production Taxes Payable                                                         23,100
        Current Portion of Long-Term Debt                                               120,800
                                                                                    -----------
                TOTAL CURRENT LIABILITIES                                               703,400
                                                                                    -----------

LONG-TERM DEBT AND OTHER LIABILITIES:
        Long-Term Debt                                                                   99,400
        Production Taxes Payable                                                         55,900
        Advances From Joint Owners and Affiliates                                        39,600
                                                                                    -----------
                                                                                        194,900
                                                                                    -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
        Serial Preferred Stock, $.01 par value;
         1,000,000 shares authorized:
         Series A, 462,890 shares issued and outstanding;
         face value $3.82 per share                                                   1,768,200
         Series B, 61,013 shares issued and outstanding;
         face value $5.00 per share                                                     305,100
        Common Stock, $.01 par value; 12,000,000
         shares authorized; 720,043 shares issued and outstanding                         7,200
        Additional Paid-In Capital                                                    5,312,000
        Accumulated Deficit                                                          (6,738,300)
                                                                                    -----------
                TOTAL STOCKHOLDERS' EQUITY                                              654,200
                                                                                    -----------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                                                              $ 1,552,500
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

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                     Three Months Ended March 31,
                                                                    -------------------------------
                                                                       1997                 1996
                                                                    ----------           ----------
REVENUES:
        Oil and Gas Sales                                             $ 60,100             $ 72,000
        Compressor Rental Income and Sales                              77,700               70,300
        Gain on Sale of Oil and Gas Properties (Net)                     3,000               10,700
        Sales and Services of Oil and Gas Field Equipment              167,300               14,400
        Management and Operator Fees                                    21,100               20,700
        Other Income                                                       400                  100
                                                                    ----------           ----------
                                                                       329,600              188,200
                                                                    ----------           ----------


COSTS AND EXPENSES:
        Oil and Gas Production Costs                                    19,800               32,100
        Compressor Operating Costs                                      74,500               46,700
        Costs of Oil and Gas Field Equipment and Services              157,000                5,900
        Depreciation, Depletion and Amortization                        45,100               47,200
        General and Administrative                                      49,300               50,200
        Interest Expense                                                 4,800                6,200
                                                                    ----------           ----------
                                                                       350,500              188,300
                                                                    ----------           ----------


LOSS INCOME BEFORE TAXES                                               (20,900)               ( 100)

PROVISION FOR INCOME TAXES:
        Income Tax Benefit (Expense)                                       ---                  ---
                                                                    ----------           ----------

NET LOSS                                                               (20,900)               ( 100)


LESS PREFERRED DIVIDENDS                                                (5,300)              (5,300)
                                                                    ----------           ----------

NET LOSS TO COMMON STOCKHOLDERS                                     $  (26,200)          $  ( 5,400)
                                                                    ==========           ==========

NET LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE                                            $    (0.00)          $    (0.00)
                                                                    ==========           ==========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                                       5,349,300            5,349,300
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

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             -----------------------------
                                                                                 1997              1996
                                                                            -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                             $  (20,900)       $  ( 100)
Adjustments to Reconcile Net (Loss) Income to
 Net Cash Provided by Operating Activities:
        Depreciation, Depletion and Amortization                                  45,000          50,200
        Gain on Sale of Oil and Gas Properties                                    (3,000)        (10,700)
        Bonus Interest                                                               400           1,100
                                                                                --------        --------
                                                                                  21,500          40,500

        Changes in Operating Assets/Liabilities:
         Decrease (Increase) in Accounts Receivable                               (7,000)        (21,000)
         Decrease (Increase) in Parts and Equipment Inventory                        ---         (14,400)
         Decrease (Increase) in Prepayments and Other                            (18,100)        (10,600)
         Decrease (Increase) in Other Assets                                         ---             ---
         (Decrease) Increase in Accounts Payable
         and Accrued Expenses                                                    (30,600)        (85,800)
         (Decrease) Increase in Undistributed Revenue                              1,500         (16,700)
         (Decrease) Increase in Production Taxes Payable                         (14,900)         (1,900)
         (Decrease) Increase in Advances from Joint Owners                           ---             ---
                                                                                --------        --------
        NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                         (47,600)       (109,900)
                                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Oil and Gas Properties                               3,000          12,400
        Additions to Oil and Gas Properties (Net)                                    ---          (3,000)
        Additions to Compressors and Other Equipment                                 ---            (700)
                                                                                --------        --------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                           3,000           8,700
                                                                                --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings from Note                                                      22,800          19,300
        Payments on Notes                                                        (14,000)        (38,900)
        Payment of Preferred Stock Dividends                                         ---             ---
                                                                                --------        --------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           8,800         (19,600)
                                                                                --------        --------

NET (DECREASE) INCREASE IN CASH                                                  (35,800)       (120,800)

CASH, Beginning of Year                                                           53,900         152,900
                                                                                --------        --------

CASH, End of Quarter                                                            $ 18,100        $ 32,100
                                                                                ========        ========

SUPPLEMENTAL INFORMATION:
        Cash Paid During the Quarter For Interest                               $  4,700        $  5,100


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                      AMERICAN ATLAS RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of operations for the three months ended March 31, 1997 and 1996, and the consolidated statements of changes in cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and results of operation for the periods then ended except for normal recurring year-end adjustments.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 Form 10-KSB. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The operating results of the three months ended March 31, 1997 are not necessarily indicative of those which the Company may experience for fiscal 1997.


Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider"), and American Gas Compression Services, Inc. ("AGCSI"). All significant intercompany transactions have been eliminated.

Certain reclassifications have been made to the March 31, 1996 statement of operations to conform with the current period's presentation.


Net Loss Per Common and Common Equivalent Share:

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the quarter ended March 31, 1997 and 1996, due to their effect being antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company continues to survive the turbulent price fluctuations of the natural gas market. Price declines that started in late 1994 continued downward, as adjusted for the seasonality of the commodity, through October 1996 when prices soared for a four month turnaround then fell backwards even more dramatically. At the end of the March, 1997 quarter, the Company had fourteen active compressor rentals compared to seventeen at the end of the same quarter one year earlier. Thirty compressor units are available for rental or sale. Management remains hopeful that pending opportunities are consummated which will place several of the available units into long term service situations and/or sales.

The Company recorded its first sale of the recovered 6 5/8 inch pipe in March, 1997 and has made additional sales in April 1997. If all of the pipe is sold at the current pricing, the net proceeds should be sufficient to amortize substantially all past due interest and principal associated with the Bonus Interest Notes which was approximately $51,000 at March 31, 1997. Of the past due amount, approximately $3,000 is due to a person that is not a major shareholder or a relative of the major shareholders of the Company.

In summary, the Company's management and employees are continuing to work toward profitable operations and meeting its obligations to creditors and shareholders.



Results of Operations:

For the quarter ended March 31, 1997 the Company had a net loss to common shareholders of $26,200 or $0.004 per share after undeclared and unpaid dividends on its Series B Preferred Stock as compared to $5,400 for the quarter ended March 31, 1996.

Oil and gas revenues declined $11,900 to $60,100 for the current quarter which reflects the sale of substantially all of its non operated properties at auction in June of 1996. Likewise production costs declined to $19,800 while the gross margin before depreciation and depletion remained at approximately $40,000 for the two comparable quarters. Depletion expense on oil and gas properties remained at $25,000 for both the 1997 and 1996 quarter.

Compressor rental revenues and costs were up for the March 31, 1997 period over the same period in 1996; however, the gross margin dropped $20,400 for the current period. Over half of this decline is attributable to one short term compressor contract that was terminated when the leasee company sold its operation to another company that did not continue the compression plan of the Company's original customer. Costs in excess of rentals were expensed currently and may be recovered if and when the unit is re-leased or sold.

Sales and service of oil and gas field equipment was $167,300 for the first quarter of 1997 compared to $14,400 for 1996. While the gross margins continue to be small, management and sales personnel believe there is opportunity in this area for future growth which in turn will enhance the compression rental and sales segment of the business. Included in the 1997 amounts are $9,000 in sales and costs associated with the initial sale of the 6 5/8 inch gas pipe recovered in 1996. Additional sales in April, 1997 will allow the recovery of approximately $18,000 in costs included in inventory at March 31, 1997 plus additional costs associated with the sale. All other items of revenue and costs are comparable between the two periods.

The Company's loss in the first quarter of $26,200 may not be an indicator of future periods of 1997; however, weakening oil and gas prices may be more than seasonal declines and impede the return to profitable operations.

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




AMERICAN ATLAS RESOURCE CORPORATION



/s/Rudy C. Schreider, Jr.                                            May 5, 1997
--------------------------                                           Date
Rudy C. Schreider, Jr.           Chief Executive Officer
                                 Director


The Company is actively looking for qualified replacements for its two directors and will fill the vacancies as soon as practical.

                                 EXHIBIT INDEX



Exhibit
Number                      Exhibit Description                            Page
------                      -------------------                            ----
 27                        Financial Data Schedule
