Form 10QSB
period 1997-06-30
AMERICAN ATLAS RESOURCE CORP
filed 1997-08-11
CIK 752388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        --------------------------------


For the quarter period ended JUNE 30, 1997                  Comm. File# 0-12813
                             -------------                              -------

                      AMERICAN ATLAS RESOURCE CORPORATION
     ---------------------------------------------------------------------
                          (Formerly Wepco Energy Co.)
     (Exact name of small business registrant as specified in its charter)


         DELAWARE                                           84-0809164
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


                240 WEST JESSUP STREET, BRIGHTON, COLORADO 80601
                ------------------------------------------------
                    (Address of principal executive office)


Registrant's telephone number, including area code: (303) 659-8203


Check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                           Yes  [X]        No  [ ]

The number of shares outstanding of each of the registrant's class of common stock or common stock equivalents

Class                                                Outstanding at June 30,1997
--------------------------------------------------------------------------------
COMMON STOCK $.01 PAR VALUE                                       720,043 SHARES

PREFERRED STOCK                                                 523,903 SHARES *
  * CONVERTIBLE INTO 5,239,030 COMMON SHARES

                      AMERICAN ATLAS RESOURCE CORPORATION
                          (Formerly Wepco Energy Co.)

               Form 10-QSB - For the Quarter Ended June 30, 1997


                                     INDEX


PART I. FINANCIAL INFORMATION                                                 PAGE
                                                                              ----
        Item 1. Financial Statements

                A. Consolidated Balance Sheet - June 30, 1997                  3

                B. Consolidated Statements of Operations - Six Months
                   and Three Months ended June 30, 1997 and 1996               4

                C. Consolidated Statements of Changes in Cash Flows - Six
                   Months Ended June 30, 1997 and 1996                         5

                D. Notes to Consolidated Financial Statements                  6

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     7



PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings                                              9

        Item 2. Changes in Securities                                          9

        Item 3. Defaults Upon Senior Securities                                9

        Item 4. Submission of Matters to a Vote of Security Holders            9

        Item 5. Other Information                                              9

        Item 6. Exhibits and Reports on Form 8-K                               9

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash                                                                   $    45,100
     Accounts Receivable (less $4,700 allowances for doubtful accounts)         149,900
     Parts and Equipment Inventory                                               60,400
     Prepayments and Other                                                       14,700
                                                                            -----------
             TOTAL CURRENT ASSETS                                               270,100
                                                                            -----------

PROPERTY AND EQUIPMENT:
     Oil and Gas Properties, (at cost on the successful
        efforts method of accounting)
           Proved Properties                                                  1,647,100
     Natural Gas Compressors                                                    951,000
     Land and Building                                                          141,900
     Automobiles, Trucks and Heavy Equipment                                    149,700
     Shop Machinery, Equipment, Furniture and Fixtures                           62,900
                                                                            -----------
                                                                              2,952,600
     Accumulated Depreciation, Depletion and Amortization                    (1,740,700)
                                                                            -----------
                                                                              1,211,900
                                                                            -----------

OTHER ASSETS:                                                                     5,000
                                                                            -----------

             TOTAL ASSETS                                                   $ 1,487,000
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                                  $   302,400
     Oil and Gas Revenue Payable                                                240,600
     Production Taxes Payable                                                    23,100
     Current Portion of Long-Term Debt                                           90,900
                                                                            -----------
             TOTAL CURRENT LIABILITIES                                          657,000
                                                                            -----------


LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-Term Debt                                                              89,700
     Production Taxes Payable                                                    66,400
     Advances From Joint Owners and Affiliates                                   39,700
                                                                            -----------
                                                                                195,800
                                                                            -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, $.01 par value; 1,000,000 shares authorized:
       Series A, 462,890 shares issued and outstanding;
       face value $3.82 per share                                             1,768,200
       Series B, 61,013 shares issued and outstanding;
       face value $5.00 per share                                               305,100
     Common Stock, $.01 par value; 12,000,000
        shares authorized; 720,430 shares issued and outstanding                  7,200
     Additional Paid-In Capital                                               5,312,000
     Accumulated Deficit                                                     (6,758,300)
                                                                            -----------
             TOTAL STOCKHOLDERS' EQUITY                                         634,200
                                                                            -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,487,000
                                                                            ===========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                               Six Months Ended           Three Months Ended
                                                            ------------------------    ------------------------
                                                                    June 30,                    June 30,
                                                            ------------------------    ------------------------
                                                               1997          1996          1997          1996
                                                            ----------    ----------    ----------    ----------
REVENUES:
     Oil and Gas Sales                                      $   92,500    $  130,600    $   32,400    $   58,600
     Compressor Rental Income and Sales                        141,900       121,700        64,200        51,400
     Sale of Oil and Gas Properties and Compressors (Net)       54,000        50,900        51,000        40,200
     Sales and Services of Oil and Gas Field Equipment         252,500        36,800        85,200        22,400
     Management and Operator Fees                               26,100        25,100         5,000         4,400
     Other Income                                                1,100           100           700            --
                                                            ----------    ----------    ----------    ----------
                                                               568,100       365,200       238,500       177,000
                                                            ----------    ----------    ----------    ----------


COSTS AND EXPENSES:
     Oil and Gas Production Costs                               39,900        48,800        20,100        16,700
     Compressor Operating Costs                                152,600       105,700        78,100        59,000
     Costs of Oil and Gas Field Equipment and Services         227,300        33,000        70,300        27,100
     Depreciation, Depletion and Amortization                   91,000        93,400        45,900        46,200
     General and Administrative                                 88,300        94,900        38,900        44,700
     Interest Expense                                           10,000        12,100         5,200         5,900
                                                            ----------    ----------    ----------    ----------
                                                               609,100       387,900       258,500       199,600
                                                            ----------    ----------    ----------    ----------


LOSS BEFORE INCOME TAXES                                       (40,900)      (22,700)      (20,000)      (22,600)

PROVISION FOR INCOME TAXES:
     Income Tax Benefit (Expense)                                   --            --            --            --
                                                            ----------    ----------    ----------    ----------

NET LOSS                                                       (40,800)      (22,700)      (20,000)      (22,600)

LESS PREFERRED DIVIDENDS                                       (10,600)      (10,600)       (5,300)       (5,300)
                                                            ----------    ----------    ----------    ----------


NET LOSS TO COMMON STOCKHOLDERS                             $  (51,400)   $  (33,300)   $  (25,300)   $  (27,900)
                                                            ==========    ==========    ==========    ==========

NET LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE                                    $    (0.01)   $    (0.01)   $    (0.01)   $    (0.01)
                                                            ==========    ==========    ==========    ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                              5,349,300     5,349,300     5,349,300     5,349,300
                                                            ==========    ==========    ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      1997         1996
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                   $ (40,900)   $ (22,700)
Adjustments to Reconcile Net (Loss) Income to
   Net Cash Provided by Operating Activities:
     Depreciation, Depletion and Amortization                          91,000       93,400
     Gain on Sale of Oil and Gas Properties and Compressors           (52,000)     (50,900)
     Bonus Interest                                                       600        2,100
                                                                    ---------    ---------
                                                                       (1,300)      21,900
     Changes in Operating Assets/Liabilities:
         Decrease (Increase) in Accounts Receivable                   (27,700)     (21,700)
         Decrease (Increase) in Parts and Equipment Inventory          16,400      (22,900)
         Decrease (Increase) in Prepayments and Other                 (13,000)     (10,900)
         Decrease (Increase) in Other Assets                               --           --
         (Decrease)Increase in Accounts Payable
             and Accrued Expenses                                     (37,900)     (41,800)
         (Decrease) Increase in Undistributed Revenue                     300      (10,600)
         (Decrease) Increase in Production Taxes Payable               (4,300)     (30,300)
         (Decrease) Increase in Advances from Joint Owners                 --           --
                                                                    ---------    ---------
             NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES         (67,500)    (116,300)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sale of Oil and Gas Properties and Compressors      89,400       62,000
     Proceeds from Sale of Equipment                                       --       23,400
     Additions to Oil and Gas Properties (Net)                             --       (3,000)
     Additions to Compressors and Other Equipment                        (400)        (400)
                                                                    ---------    ---------
             NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES          89,000       82,000
                                                                    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from Notes                                             23,000       19,300
     Payments on Notes                                                (53,300)     (90,900)
     Payment of Preferred Stock Dividends                                  --           --
                                                                    ---------    ---------
             NET CASH PROVIDED BY (USED) FINANCING ACTIVITIES         (30,300)     (71,600)
                                                                    ---------    ---------

NET (DECREASE) INCREASE IN CASH                                        (8,800)    (105,900)

CASH, Beginning of Year                                                53,900      152,900
                                                                    ---------    ---------

CASH, End of Quarter                                                $  45,100    $  47,000
                                                                    =========    =========

SUPPLEMENTAL INFORMATION:
     Cash Paid During the Period For Interest                       $  10,000    $  10,000



The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN ATLAS RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of June 30, 1997 and the related consolidated statements of operations for the six months and three months ended June 30, 1997 and 1996, and the consolidated statements of changes in cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and results of operation for the periods then ended except for normal recurring year-end adjustments.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 Form 10-KSB. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The operating results of the six months ended June 30, 1997 are not necessarily indicative of those which the Company may experience for fiscal 1997.

Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider"), and American Gas Compression Services, Inc. ("AGCSI"). All significant intercompany transactions have been eliminated.

Certain reclassification's have been made to the June 30, 1996 statement of operations to conform with the current period's presentation.

Net Loss Per Common and Common Equivalent Share:

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the six months and three months ended June 30, 1997 and 1996, due to their effect being antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

The Company's liquidity continues to improve in spite of fluctuating oil and gas prices experienced over the last nine months. During the second quarter and the first half of the third quarter of 1997, substantially all of its residual inventory of oil and gas field equipment was sold plus three of its compressors. Net proceeds from these sales should provide sufficient funds to liquidate the bonus interest of $27,000 that was past due at June 30, 1997.

Fifteen compressors were rented at June 30, 1997, and twenty-five are available for rental or sale. Current rental rates for the available compressor packages exceed $25,000 per month. One compressor was extensively damaged by fire and the residual value after insurance proceeds of $16,000 is carried in inventory at $3,000.

In conclusion, the Company's management and employees have managed to maintain good relationships with customers, suppliers, creditors and shareholders. Both liquidity and capital resources remain a major concern to all involved with the Company and all actions are subjected to the restraints of inadequate liquidity and capital resources.


Results of Operations:

For the six months and the quarter ended June 30, 1997, the Company experienced losses of $51,400 and $25,300 as compared to $33,300 and $27,900 for the comparable 1996 periods. All amounts include the 7% preferred stock dividends $5,300 per quarter.

Oil and gas prices were down dramatically from the first quarter of 1997 and the decline between the 1997 periods and 1996 amounts are reflective of the sale of non operated properties in June of 1996 at auction and exchange of other properties for indebtedness.

The following table shows the results of these transactions and the effect of price changes for the periods:

                              June 30,
                         -----------------
                           1997      1996
                         -------   -------
Production:
         Oil-bbl           2,200     2,900
         Gas-MCF          24,300    33,600
Sale:
         Oil             $41,700   $62,500
         Gas             $50,800   $68,100
Average Price:
         Oil             $ 19.33   $ 21.25
         Gas             $  2.09   $  2.03

Production Costs:        $39,900   $48,800
Depletion Expense:       $50,000   $50,000
Equivalent Barrels:        6,250     8,500
         Sales           $ 14.80   $ 15.36
         Cost of Sales   $  6.38   $  5.74
         Margin          $  8.42   $  9.62
         Depletion       $  8.00   $  5.88

The revenue declines are a combination of lower prices and production problems. Oil and gas revenues in the second quarter were down 46% from the first quarter of 1997 or $27,700 while production costs remained comparable.

The gas production declines caused by the H2S situation in the State 1-17 continues to be addressed and production has been resumed at approximately 40 MCFD as compared to 200 MCFD prior to the problem. (The Company has a 33% working interest and a 25% net revenue interest in this well).

Oil and gas production costs have declined with the sale of the non-operated properties. Depletion expense for the six months ended June 30, 1997 and 1996, was $50,000.

The Company's gas compression rental and sales revenues for the six months ended June 30, 1997 have increased by 14 percent and related costs have increased by 30 percent. On a segment basis, the Company's compressor rental and sales operation lost $18,600 for the six months ended June 30, 1997, compared to $59,300 for the same period in 1996.

Continuing low gas prices in the Company's market area have caused customers to return rental units. Of the Company's forty units, fifteen were under contract at June 30, 1997.

Sales and service of oil and gas field equipment has increased and includes the sale of part of the 6 5/8 inch gas pipeline. The balance of which was sold in the third quarter of 1997.

All other revenues and costs are comparable between periods.

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




AMERICAN ATLAS RESOURCE CORPORATION



/s/ Rudy C. Schreider, Jr.                                    August 7, 1997
--------------------------                                    --------------
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