Form 10QSB
period 1997-09-30
AMERICAN ATLAS RESOURCE CORP
filed 1997-10-29
CIK 752388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the quarter period ended SEPTEMBER 30, 1997              Comm. File# 0-12813

                      AMERICAN ATLAS RESOURCE CORPORATION
--------------------------------------------------------------------------------
                          (Formerly Wepco Energy Co.)
     (Exact name of small business registrant as specified in its charter)


         DELAWARE                                      84-0809164
---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


               240 WEST JESSUP STREET, BRIGHTON, COLORADO  80601
--------------------------------------------------------------------------------
                    (Address of principal executive office)


Registrant's telephone number, including area code:         (303) 659-8203




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

Class                                         Outstanding at September 30, 1997
-------------------------------------------------------------------------------
COMMON STOCK $.01 PAR VALUE                             720,430 SHARES

PREFERRED STOCK                                         523,903 SHARES *
  * CONVERTIBLE INTO 5,239,030 COMMON SHARES

                      AMERICAN ATLAS RESOURCE CORPORATION
                          (Formerly Wepco Energy Co.)

             Form 10QSB - For the Quarter Ended September 30, 1997



                                     INDEX


PART I. FINANCIAL INFORMATION                                                PAGE
-----------------------------                                                ----
    Item 1.    Financial Statements

        A.    Consolidated Balance Sheet - September 30, 1997                  3


        B.    Consolidated Statements of Operations - Nine Months
              and Three Months ended September 30, 1997 and 1996               4

        C.    Consolidated Statements of Changes in Cash Flows - Nine
              Months Ended September 30, 1997 and 1996                         5

        D.    Notes to Consolidated Financial Statements                       6

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       7



PART II.  OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings                                                10

    Item 2.  Changes in Securities                                            10

    Item 3.  Defaults Upon Senior Securities                                  10

    Item 4.  Submission of Matters to a Vote of Security Holders              10

    Item 5.  Other Information                                                10

    Item 6.  Exhibits and Reports on Form 8-K                                 10

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                  (Unaudited)


ASSETS
------
CURRENT ASSETS:
        Cash                                                                       $     95,300
        Accounts Receivable (less $10,000 allowances for doubtful accounts)             110,000
        Parts and Equipment Inventory                                                    91,200
        Prepayments and Other                                                             9,000
                                                                                   ------------
             TOTAL CURRENT ASSETS                                                       305,500
                                                                                   ------------

PROPERTY AND EQUIPMENT:
        Oil and Gas Properties, (at cost on the successful
           efforts method of accounting)
              Proved Properties                                                       1,651,700
        Natural Gas Compressors                                                         941,800
        Land and Building                                                               141,900
        Automobiles and Trucks                                                          132,700
        Shop Machinery, Equipment, Furniture and Fixtures                                79,300
                                                                                   ------------
                                                                                      2,947,400
        Accumulated Depreciation, Depletion and Amortization                         (1,781,000)
                                                                                   -----------
                                                                                      1,166,400
                                                                                   ------------

OTHER ASSETS:                                                                             5,000
                                                                                   ------------

             TOTAL ASSETS                                                            $1,476,900
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
        Accounts Payable and Accrued Expenses                                      $    331,100
        Oil and Gas Revenue Payable                                                     241,700
        Production Taxes Payable                                                         23,100
        Current Portion of Long-Term Debt                                                36,500
             TOTAL CURRENT LIABILITIES                                                  632,400
                                                                                   ------------


LONG-TERM DEBT AND OTHER LIABILITIES:
        Long-Term Debt                                                                   86,100
        Production Taxes Payable                                                         72,800
        Advances From Joint Owners and Affiliates                                        39,600
                                                                                   ------------
                                                                                        198,500
                                                                                   ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
        Serial Preferred Stock, $.01 par value;
           1,000,000 shares authorized:
          Series A, 462,890 shares issued and outstanding;
          face value $3.82 per share                                                  1,768,200
          Series B, 61,013 shares issued and outstanding;
          face value $5.00 per share                                                    305,100
        Common Stock, $.01 par value; 12,000,000
           shares authorized; 720,430 shares issued and outstanding                       7,200
        Additional Paid-In Capital                                                    5,312,000
        Accumulated Deficit                                                          (6,746,500)
                                                                                   ------------
             TOTAL STOCKHOLDERS' EQUITY                                                 646,000
                                                                                   ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  1,476,900
                                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                   Nine Months Ended                   Three Months Ended
                                                                ----------------------               -----------------------
                                                                     September 30                         September 30
                                                                -----------------------              -----------------------
                                                                1997               1996              1997               1996
                                                                -----------------------              -----------------------
REVENUES:
   Oil and Gas Sales                                           $  124,100        $172,400            $ 31,600       $ 41,800
   Compressor Rental Income                                       210,100         177,000              68,200         55,300
   Gain on Sale of Oil and Gas Properties and Compressors          91,600          50,900              37,600             --
   Sales and Services of Oil and Gas Field Equipment              645,700         120,100             393,200         83,300
   Management and Operator Fees                                    30,900          31,900               4,800          6,800
   Other Income                                                     5,000           2,400               3,900          2,300
                                                               ----------        --------            --------       --------
                                                                1,107,400         554,700             539,300        189,500
                                                               ----------        --------            --------       --------

COSTS AND EXPENSES:
   Oil and Gas Production Costs                                    56,600          75,200              16,700         26,400
   Compressor Operating Costs                                     202,300         165,000              49,700         59,300
   Costs of Oil and Gas Field Equipment and Services              592,100         108,600             364,800         75,600
   Depreciation, Depletion and Amortization                       141,300         134,800              50,300         41,400
   General and Administrative                                     130,800         131,100              42,500         36,200
   Interest Expense                                                13,400          16,300               3,400          4,200
                                                               ----------        --------            --------       --------
                                                                1,136,500         631,000             527,400        243,100
                                                               ----------        --------            --------       --------
LOSS BEFORE INCOME TAXES                                          (29,100)        (76,300)             11,900        (53,600)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                                   --              --                  --             --
                                                               ----------        --------            --------       --------
NET PROFIT (LOSS)                                                 (29,100)        (76,300)             11,900        (53,600)
LESS PREFERRED DIVIDENDS                                           15,900          15,900               5,300          5,300
                                                               ----------        --------            --------       --------
NET PROFIT (LOSS) TO COMMON STOCKHOLDERS                       $  (45,000)       $(92,200)           $  6,600       $(58,900)
                                                               ==========        ========            ========       ========
NET PROFIT (LOSS) PER COMMON SHARE                             $    (0.06)       $  (0.13)           $   0.01       $  (0.08)
                                                               ==========        ========            ========       ========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                   720,043         720,043             720,043        720,043
                                                               ==========        ========            ========       ========





The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                          (Formerly Wepco Energy Co.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                                 1997             1996
                                                                             --------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                              $ (29,100)      $ (76,300)
Adjustments to Reconcile Net (Loss) Income to
   Net Cash Provided by Operating Activities:
        Depreciation, Depletion and Amortization                                 141,300         134,800
        Gain on Sale of Oil and Gas Properties and Compressors                   (91,600)        (50,900)
        Bonus Interest                                                               600           2,700
                                                                               ---------       ---------
                                                                                                  10,300

        Changes in Operating Assets/Liabilities:
            Decrease (Increase) in Accounts Receivable                            12,200          (9,400)
            Decrease (Increase) in Parts and Equipment Inventory                 (14,400)        (32,200)
            Decrease (Increase) in Prepayments and Other                          (7,300)         (5,500)
            Decrease (Increase) in Other Assets                                       --             --
            (Decrease)Increase in Accounts Payable
                and Accrued Expenses                                              (9,200)        (64,200)
            (Decrease) Increase in Undistributed Revenue                          (6,600)         18,700
            (Decrease) Increase in Production Taxes Payable                        2,000         (22,500)
            (Decrease) Increase in Advances from Joint Owners                         --              --
                                                                               ---------       ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                  (2,100)       (104,800)
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Oil and Gas Properties and Compressors             146,000          85,400
        Additions to Oil and Gas Properties (Net)                                 (4,600)         (3,100)
        Additions to Compressors and Other Equipment (Net)                        (9,500)          4,900
                                                                               ---------       ---------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                 131,900          87,200
                                                                               ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings from Notes                                                     23,000          19,900
        Payments on Notes                                                       (111,400)       (116,800)
                                                                               ---------        --------
NET CASH PROVIDED BY (USED) FINANCING ACTIVITIES                                 (88,400)        (96,900)
                                                                               ---------       ---------

NET (DECREASE) INCREASE IN CASH                                                   41,400        (114,500)

CASH, Beginning of Year                                                           53,900         152,900
                                                                               ---------        --------

CASH, End of Quarter                                                          $   95,300        $ 38,400
                                                                              = ========        ========

SUPPLEMENTAL INFORMATION:
        Cash Paid During the Period For Interest                              $   49,800        $ 10,900



The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN ATLAS RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of operations for the nine months and three months ended September 30, 1997 and 1996, and the consolidated statements of changes in cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and results of operation for the periods then ended except for normal recurring year- end adjustments.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 Form 10-KSB. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The operating results of the nine months ended September 30, 1997 are not necessarily indicative of those which the Company may experience for fiscal 1997.

Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider"), and American Gas Compression Services, Inc. ("AGCSI"). All significant intercompany transactions have been eliminated.

Certain reclassifications have been made to the September 30, 1996 statement of operations to conform with the current period's presentation.

Net Loss Per Common and Common Equivalent Share:

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the nine months and three months ended September 30, 1997 and 1996, due to their effect being antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

The Company's liquidity continues to improve in spite of fluctuating oil and gas prices experienced over the last twelve months. During the second quarter and the first half of the third quarter of 1997, substantially all of its residual inventory of oil and gas field equipment was sold plus four of its compressors. Net proceeds from these sales provided sufficient funds to liquidate the bonus interest of $36,400 and the Bonus Notes and interest of $6,900 at the end of October 1997.

Fourteen compressors were rented at September 30, 1997, and twenty-five are available for rental or sale. Current rental rates for the unutilized compressor packages exceed $25,000 per month. One Compressor was extensively damaged by fire and the residual value after insurance proceeds of $16,000 is carried in inventory at $3,000.

In conclusion, the Company's management and employees have managed to maintain good relationships with customers, suppliers, creditors and shareholders. Both liquidity and capital resources remain a major concern to all involved with the Company and all actions are subjected to the restraints of inadequate liquidity and capital resources.



Results of Operations:

For the nine months and the quarter ended September 30, 1997, the Company experienced losses of $29,100 and a profit of $6,600 as compared to losses of $33,300 and $27,900 for the comparable 1996 periods. All amounts include the 7% preferred stock dividends of $5,300 per quarter which have not been declared nor paid since January, 1995.

Oil and gas prices were down dramatically from the first quarter of 1997 and the decline between the 1997 periods and the 1996 amounts are reflective of the sale of non operated properties in June of 1996 at auction and exchange of other properties for indebtedness.

The following table shows the components of these changes on a production unit basis:


                                              September 30,
                                    ------------------------------

                                    1997                    1996
                                    ----                    ----
Production:
         Oil-bbl                     2,540                   4,700
         Gas                        34,965                  66,500

Sale:
         Oil                      $ 48,600                $ 79,500
         Gas                      $ 75,500                $ 92,900
Average Price:
         Oil                      $  19.12                $  17.08
         Gas                      $   2.16                $   1.40

Production Costs:                 $ 56,600                $ 75,200
Depletion Expense:                $ 75,000                $ 75,000
Equivalent Barrels:                  8,368                  15,783
         Sales                    $  14.83                $  10.92
         Production Cost          $   6.76                $   4.76
         Gross Margin             $   8.07                $   6.16
         Depletion                $   8.96                $   4.75

The revenue declines are a combination of lower prices and production problems and the sale of non operated properties in the second quarter of 1996. Oil and gas revenues in the third quarter were down 46% from the first quarter of 1997, and comparable to the second quarter while production costs remained comparable between all periods.

The gas production declines caused by the H2S situation in the State 1-17 continues to be addressed and production has been resumed at approximately 40 MCFD as compared to 200 MCFD prior to the problem. (The Company has 33% working interest and a 25% net revenue interest in this well).

Oil and gas production costs have declined with the sale of the non operated properties. Estimated depletion expense for the nine months ended September 30, 1997 and 1996 was $75,000.

The Company's gas compression rental and sales revenues for the nine months ended September 30, 1997 have increased by 19 percent and related costs have increased by 23 percent. On a segment basis, the Company's compressor rental and sales operation lost $46,400 for the nine months ended September 30, 1997, compared to $59,300 for the same period in 1996.

Continuing low gas prices in the Company's market area have caused customers to return rental units. Of the Company's thirty-nine units, fourteen were under contract at September 30, 1997.

Sales and service of oil and gas field equipment has increased and includes the sale of the 6 5/8 inch gas pipeline. Also, included in the quarter ended September 30, 1997, is the purchase and resale of a compressor and several pieces of related equipment. These sales reflect the efforts of management and the outside sales representative hired in October, 1996 to spearhead sales of rentals and equipment at its Brighton, Colorado facility.

All other revenue and costs are comparable between periods.

In summary, the quarter and the nine month period ended September 30, 1997, are significantly better than the comparable periods in 1996. The compressor rental segment, while improved, still lags behind expectations and efforts of the Company's personnel. Renewed efforts to rent and/or sell unutilized compressors are currently proceeding. The results of these efforts remain dependent on certain factors that are not within the control of management or the Company's sales force.

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




AMERICAN ATLAS RESOURCE CORPORATION



/s/ Rudy C. Schreider, Jr.                                     October 29, 1997
--------------------------                                     ----------------
Rudy C. Schreider, Jr.           Chief Executive Officer       Date
                                 Director

                                 EXHIBIT INDEX



Exhibit
Number                          Exhibit Description                    Page
------                          -------------------                    ----
  27                            Financial Data Schedule