Form 10KSB40
period 1997-12-31
AMERICAN ATLAS RESOURCE CORP
filed 1998-03-31
CIK 752388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        --------------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997                  COMM. FILE# 0-12813

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

                    240 WEST JESSUP, BRIGHTON, COLORADO 80601
               --------------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(X)

Registrant's revenues for fiscal year ended December 31, 1997:  $1,259,400

On December 31, 1997, there were 720,430 shares of Common Stock issued and outstanding and 462,890 shares of Series A Preferred Stock, face value of $3.82, (convertible to 4,628,900 shares of Common Stock) and 61,013 shares of Series B Preferred Stock, face value of $5.00, (convertible to 610,130 shares of Common Stock). The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date is not available because the Common Stock is not traded in any reporting market (see Item 5 Page 10).

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

                       AMERICAN ATLAS RESOURCE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                                      INDEX

                 Securities and Exchange Commission Item Number
                                 and Description

                                                                            PAGE
PART I

Item 1.  Description of Business .....................................      1
Item 2.  Description of Properties ...................................      6
Item 3.  Description of Legal Proceedings ............................      9
Item 4.  Submission of Matters to a Vote of Security Holders .........      9


PART II

Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters ...............................      9
Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................     10
Item 7.  Financial Statements ........................................     13
Item 8.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure .......................     13


PART III

Item 9.  Directors and Executive Officers ............................     14
Item 10. Executive Compensation ......................................     15
Item 11. Security Ownership of Certain Beneficial Owners
           and Management ............................................     17
Item 12. Certain Relationships and Related Transactions ..............     18
Item 13. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K .......................................     19

Signatures ...........................................................     22

Exhibits Index .......................................................     24

      Exhibits .......................................................

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


OIL AND GAS ACQUISITION, PRODUCTION, DEVELOPMENT AND EXPLORATION

The Company has interests in approximately 20 oil and gas wells located in 6 states within the continental United States. Eleven of these wells located in Adams and Baca Counties of Colorado, are operated by the Company.

The Company's largest oil and gas property is the Comanche Creek Field. This field is operated by the Company and is located in Adams County, Colorado. Currently there are seven producing wells in the field.

In 1997 and 1996, the sales from the oil and gas segment accounted for 15 percent and 45 percent, respectively, of the Company's total revenues.

The Company intends to continue to develop the Comanche Creek Field. As of December 31, 1997, an independent petroleum engineer, retained by the Company, determined three proved undeveloped drilling locations exist containing approximately 56,100 barrels of oil and 224,500 MCF of gas with an estimated undiscounted value of $436,300. These same three proved undeveloped locations had an undiscounted value of $1,172,600 at January 1, 1998, the difference being the change in pricing. The Company holds approximately 800 undeveloped acres in the Comanche Creek Field.

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


NATURAL GAS COMPRESSOR FABRICATION, LEASING AND SERVICING

The natural gas compression business meets the needs of oil and gas companies involved in the production of natural gas. The purpose of gas compression is to reduce the flowing tubing pressure at the wellhead, and increase flowing pressure to a pressure sufficient for gas to enter the sales line, which results in an increase in production and sales volumes. The sales line is where the producer of the natural gas transfers the gas to the purchaser. A normal gas compression unit will consist of a natural gas engine, compressor, cooler, inlet scrubbers, control panel, fuel and starting gas system and the necessary piping to connect the components. All of these components are mounted on an oil field skid.

The Company operates its natural gas compression functions in its wholly-owned subsidiary, AGCSI. At December 31, 1997, AGCSI maintained a rental fleet of 38 natural gas compressor packages, of which 16 were under rental agreements. One of the compressor packages is rented to Schreider, a wholly-owned subsidiary of the Company. The rented compressor packages are currently located in the following areas:

Colorado:
      Adams County          1             Utah:
      Baca County           1                Uintah County          3
      Rio Blanco County     2             Wyoming:
                                              Carbon County         1
                                              Sweetwater County     8


Four compressor packages are being remanufactured at AGCSI's maintenance facility located in Brighton, Colorado. All others are available for rental.

Of the 38 compressor packages currently in the rental fleet, the breakdown by horsepower ("HP") is as follows:

Unit Power         10HP     15HP     30HP     50HP     100HP     150HP
Number of Units     2        10       12        8        4         4

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

AGCSI usually signs a rental agreement with a natural gas operator for a period of three to twelve months. However, the average period of time compressors are on lessee's location is between 6 to 18 months. The rental rates received vary from $800 per month for a 10 HP compressor, to $2,400 per month for a 150 HP compressor. These rental rates include a maintenance agreement, whereby AGCSI is responsible for parts, labor and lubricants associated with operating the compressor and providing monthly maintenance.

AGCSI also performs service work on compressors not owned by the Company. To date, the sale of outside service has not been a significant part of AGCSI's revenues. The percentage of total revenues contributed by the gas compression segment was 23 percent in 1997 and 35 percent in 1996.

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

AGCSI has reduced rental prices to meet competitive price cutting and will continue to do so if it is in the best long-term benefit to the Company. AGCSI has reviewed its carrying value of its compressor fleet at December 31, 1997, and has determined that the recorded values approximate fair market value. The recorded values of these packages continue to be significantly below replacement cost of newly manufactured packages; however, these amounts may be greater than the asking prices of similar packages available for purchase in the as-is, where-is, used market place which in management's opinion are not comparable to its fleet of well maintained compressors.

SALES AND SERVICING OF OIL AND GAS FIELD EQUIPMENT

This is a segment of the industry conducted by Schreider, and/or AGCSI, wholly owned subsidiaries. Sales and servicing of oil and gas field equipment accounted for 62 percent of the Company's total revenue in 1997 and 19 percent in 1996. The increase in sales from this section was caused in part by the increased efforts in selling compressors and gas handling equipment.

This business segment concentrated on sales of inventory,including the sale of 28,000 ft. of 6 5/8 inch pipe recovered previously and the sale and service of compressors and related gas handling equipment. The Company may reactivate its well reclamation in the future if and when management is confident that the return on invested assets is warranted.

Sales of oil and gas field equipment have been generated, whereby Schreider obtains used oil and gas field equipment to market, by purchasing depleted wells from oil and gas operators. Wells purchased have marginal oil or gas production or have not produced for a period of time. Schreider salvages the useable equipment from a well and resells it to wholesalers and end users.

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

Four customers accounted for more than 94 percent of the Company's aggregate oil and gas sales for the fiscal year ended December 31, 1997. Three customers accounted for more than 58 percent of AGCSI's compressor rental income and two customers accounted for more than 83 on sales of Oil and Gas field equipment, see Item 7 below and in particular "Notes to Consolidated Statements".

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


EMPLOYEES

As of December 31, 1997, the Company had five full-time employees; it retains independent consultants as needed.



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

     MISCELLANEOUS. The Company owns one pipeline system located in Colorado. The Colorado pipeline is currently abandoned and consist of approximately 3 miles of pipe. The pipeline was obtained by the Company through settlement of a gas contract dispute. It is the Company's intent to salvage the pipe for resale, unless new drilling of gas wells within areas serviced by the pipelines commences. If such activity does take place, the Company will attempt to sell the pipeline to operators or gas gathering companies. The financial statements of the Company do not reflect any cost basis or value for the pipeline at December 31, 1997, due to the difficulty in assessing it's ultimate value, if any.

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

The following is a summary of estimated proved developed and proved undeveloped net recoverable reserves as of January 1, 1998, 1997 and 1996. The reserve amounts have been prepared by an independent petroleum engineer, with unescalated prices and costs.

                    OIL (BBLS)                  GAS (MCF)
                    ----------                  ---------
January 1,   Developed    Undeveloped    Developed     Undeveloped
----------   ---------    -----------    ---------     -----------
1998          9,200         56,100        224,000        224,500
1997         22,400         56,200        538,200        224,600
1996         29,200         75,200        695,400        376,000

The Company has not filed any oil or gas reserve estimates or included any such estimates in reports to any other federal or foreign government authority or agency within the past 12 months.

There have been no major discoveries or other favorable or adverse events, other than fluctuating prices, that are believed to have caused a significant change in the estimated proved reserves since January 1, 1998.

                             OIL AND GAS PROPERTIES

The Company owns working interests in developed and undeveloped oil and gas properties in Colorado, Montana, Oklahoma, Utah and Wyoming. The following tables set forth relevant information as of December 31, 1997:

State:                Oil Wells                 Gas Wells
------                ---------                 ---------
                  Gross        Net          Gross        Net
                  -----       ----          -----       ----
Colorado             7        6.64             4        1.85
Montana              1         .02            --          --
Oklahoma            --          --             3         .04
Utah                 1         .01            --          --
Wyoming              1         .05            --          --
                  ----        ----          ----        ----
TOTAL               10        6.72             7        1.89
                  ====        ====          ====        ====

                       Developed                    Undeveloped
State:                  Acreage                       Acreage
------                 ---------                    -----------
                  Gross           Net           Gross           Net
                  -----           ---           -----           ---
Colorado          4,343          1,879            840            635
Montana             320             40             --             --
Oklahoma          1,892            189             --             --
Utah                240              3             --             --
Wyoming              41              5             --             --
                  -----          -----          -----          -----
TOTAL             6,836          2,116            840            635
                  =====          =====          =====          =====

                               DRILLING ACTIVITIES

The Company has not participated in the drilling of any wells during the last three years.


                             OIL AND GAS PRODUCTION

                                                                     Average
                                                                    Sales Price         Average Production
                                  Production                  -----------------------       Cost of Oil
                                  ----------                  Oil Per         Gas Per          & Gas
                           Oil (BBL)       GAS (MCF)           (BBL)           (MCF)        (Eqv. BBL)
                           ---------       ---------         ---------       --------   ------------------
                                                                                                (1)
For the year ended:
December 31, 1997            3,100           44,000          $   18.73       $   2.19       $   7.63
December 31, 1996            6,400           91,000              19.32           1.85           6.16
December 31, 1995            7,900          113,000              17.25           1.33           6.16

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


ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.

On March 4, 1998, AGCSI received notice that two pumpers that received 1st and 2nd degree burns in a fire on one of its compressors on March 20, 1997 want $50,000 each. AGCSI has turned the matter over to its insurance carrier.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the Company's fiscal year ended December 31, 1997 to a vote of security holders.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     1997 VS. 1996 Net loss per common share was $.02 for the year ended December 31, 1997, compared to a loss of $.03 for the prior fiscal year. Gross revenue increased by 84% between the two periods which was comprised of a 31% decline in oil and gas, a 20% increase in compressor rental, 498% increase in sales and service of oil and gas field equipment and 100% decrease in sales of oil and gas properties.

Operating losses increased in the oil and gas segment by 16% to $42,900 chiefly from increased depletion expense. Production in the fourth quarter of 1997 was down because of mechanical problems on several wells and a delay in repairs because of weather and workover rig availability.

Compressor rental income increased by 20% in 1997, with more units being placed in services. Compressor operating losses declined 7% between periods. Competition remains very strong and rental rates remain depressed.

Sales and services of oil and gas field equipment increased almost five fold in 1997 vs. 1996 and operating income increased by $82,900. Substantially all of the gas line pipe recovered in 1996 was sold in 1997 to a single customer. Five gas compressors were sold to two customers. Four of theses compressors were originally held in the rental fleet and were remanufactured to the customer's specific needs.

General and administrative costs declined 6% between the periods.

Interest expenses declined 20% or $4,100 between the periods which reflects the retirement of the Bonus Interest notes.

In summary, the prospects for the Company improved substantially over 1996, but the $9,700 loss to common shareholders was still a significant disappointment considering the substantial increase in revenues and decrease in general and administrative and interest costs.

     1996 VS. 1995 Net loss per common share was $.03 for the year ended December 31, 1996, compared to a profit of $.01 for the prior fiscal year. Gross revenues declined by 30% between the two periods which was comprised of a 31% decline in the Oil and Gas segment; a 32% decline in Compression Rental and Service and a 23% decline in the Sales and Service of Oil and Gas Field Equipment segment. These reductions carried through to Operating Income because operating costs are largely fixed in nature as opposed to variable with the revenue streams of the three industry segments. Oil and gas operations lost $37,000 compared to a profit of $9,500 in 1995. The non-reoccurring sale of propriety seismic data in 1995 which netted $38,800 was not repeated in 1996. The sale of substantially all non-operated oil and gas properties at auction in June of 1996 and the exchange of minor interests in five Oklahoma wells for the account payable to a prior officer and director netted income of $50,900 compared to $59,200 in 1995.

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

Depreciation expense was down between the two periods by $33,600. The majority of this reduction was in the oil and gas segment where sales of properties over the past two years have reduced the depreciable basis. Also, price increases for oil and gas in December 1996, caused extension of the economic lives of the remaining properties thus reducing the write off percentages.

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


LIQUIDITY AND CAPITAL RESOURCES

Management continues to follow the survival strategy for its operations in 1997 which it implemented in 1995. All non-essential and non-core assets are being actively marketed. The management has been cut by two-thirds and a full-time and a part-time sales representative has been added on a salary/commission basis. The Company's executive offices were sublet in 1994, reducing and/or eliminating all non-essential costs and expenses. Management elected to postpone the audit of the 1997, 1996 and 1995 financial statements and will continue postponement or transfer work performed by consultants or independent professionals to current personnel wherever possible.

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

If the Company is to survive with its current working capital deficits of $356,700, it must continue to sell its non-core assets and generate such additional funds as necessary from its compressor sales and rental activities.

Management, unfortunately, has no control over oil and gas prices and supply and demand for natural gas in its market area. If these elements improve and management's survival tactics work, the Company will survive, if not, one or all of its business segments will be sold to pay its obligations.

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

These inflated oil prices began to recede in October 1990 and have continued to decline through December, 1994, reaching an average of $14.55 per barrel. The average price for oil received by the Company was $17.25 per barrel, $19.32 in 1996 and $18.72 in 1997. Management includes this comment from Friday, March 6, 1998, from the IPAMS, WILDCATTER WEEKLY

          "CRUDE OIL"
          OPEC has scheduled a March 16, ministerial monitoring committee meeting, but on Wednesday after the Venezuelan oil minister said he would not attend the meeting (and did not seem overly concerned about production volumes), the price for April NYMEX light, sweet crude dropped to a four-year low of $15.07/barrel. That's the lowest since April 4, 1994, when it dropped to $14.79/barrel.

During 1993 the average oil price decreased 2.5% to $16.39, in 1994 the average oil price dropped 11% to $14.55 and in 1995 average oil prices increased $2.70 or approximately 19%. The beginning oil price used in 1996 Reserve Report was $15.69 per barrel, the 1997 Reserve Report was $20.25 per barrel and the 1998 Reserve Report was $15.53 per barrel. While the mid March 1997 price was $18.50 and the average February, 1998 price was $13.12 per barrel, management does not know what the average price for the current year will be.

Over the last four to five years, market prices for natural gas have fluctuated as well. As a result of an oversupply of natural gas, pipeline purchasers have exercised "market out" contract provisions to reduce prices paid to producers; purchasers have curtailed the amount of gas taken from wells and have been very selective in the granting of new contracts. During the winter of 1991, gas prices began to rebound due to the cold weather conditions in the Northeast. These conditions also occurred in 1992. However, the winters of 1993 and 1994 were milder than expected and gas prices have declined 9% in 1993, an additional 7% in 1994, and an additional 16% in 1995 with $1.25 MCF being used in the 1995 Reserve Report. Gas prices used for the January 1, 1997 Reserve Report reflect substantially higher prices of $3.09 in Baca County and $4.26 in Adams County, Colorado which were the highest prices in several years. Gas prices used in the January 1, 1998 Reserve Report were $1.89 in Baca County and $2.06 in Adams County, Colorado which in turn are reflected in the lower revenue value and quantities currently reported. These prices have subsided to levels more in line with prior years results. March of 1998, Baca County, Colorado prices were in the $1.89 range which is above 1997 price of $1.40.

Due to the reduction in product prices and substantial reduction of industry exploration activity, certain costs and services associated with the drilling of oil and gas wells have also declined since 1982; however, this trend reversed itself in 1997 and prices for workover and drilling rigs increased substantially. Because of a variety of factors, none of which is within the control of the Campany, the Company is unable to predict future cost trends or the prices to be received by it, and the demand, for any oil and gas produced in the future.

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



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

Management decided to postpone the audits of its 1997, 1996 and 1995 financial statements because of liquidity concerns.

                                    PART III


ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, with respect to each director and executive officer of the Company, as of March 31, 1998, his name and age, his position and offices, the expiration of his term as director and the period during which he has served as a director:

                                                                       Expiration of            Period as
Name                          Age       Position                      Term as Director          Director
Rudy C. Schreider, Jr.        55        Chief Executive Officer            1996                Oct., 1988
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

ITEM 10 - EXECUTIVE COMPENSATION

The following sets forth the compensation of the Company's chief executive officer for the last three year period ended December 31, 1997. There are no executive officers whose compensation is greater than $100,000.


                           Summary Compensation Table

                                                                                     Total Annual
Name                          Position                      Year      Salary ($)     Compensation
----                          --------                      ----      ----------     ------------
                                                                          (1)             (2)
Rudy C. Schreider, Jr.        Chief Executive Officer       1997       $60,000          $60,000
                              Director                      1996       $60,000          $60,000
                                                            1995       $60,000          $60,000

(1) Mr. Schreider's salary since August 15, 1994 has been accrued but not paid, the cash portion in 1994 was $37,500. As of December 31, 1997, the Company owes $202,500 for Mr. Schreider's salary, plus related payroll taxes of $15,500.

(2) The executive officer of the Company and its subsidiaries have not been awarded, earned or paid any compensation, other than salaries, during the three year period ended December 31, 1997.


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

There were no outstanding options at December 31, 1997 and none have been exercised under the Plan.

The following table summarizes the stock options granted during the fiscal years ended December 31,:


Option Grants in 1997 and 1996

None

Aggregated Options Exercised in Last Fiscal Year and
       Fiscal Year End Option Values

None Outstanding

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 1998 the number and percentage of shares of the Company's voting equity securities for, (a) each person who, to the knowledge of the Company, is the beneficial owner of 5 percent or more of the outstanding shares of the Company's voting equity securities; (b) each of the Company's officers and directors; and (c) all of the Company's officers and directors as a group. Unless otherwise noted in the footnotes following the table, the director or officer in each case has sole voting and investment power with respect to the listed shares.

                                                                            Series A and Series B
                                                                              1993 Convertible                 Common Stock
Name and Address of                           Common Stock                   Preferred Stock (2)              Equivalents (1)
Beneficial Owner                        Shares           Percent          Shares           Percent       Shares           Percent
---------------------------------       -------          -------         ---------         -------      ---------         -------
G.H. and N.E. Englund As Trustees       117,940           16.4%          96,668(a)          18.2%       1,084,620          18.2%
of the Englund Family Trust
P.O. Box 5466
Incline Village, Nevada 89450

Daniel R. Wenzinger                      26,480(f)         3.7%          86,649(e)          16.3%         892,970          15.0%
1660 Lincoln Street, Suite 2812
Denver, Colorado 80264

Francis Schreider Trust                      --             --           16,105(b)           3.5%         161,050           2.7%
123 Running Water
Georgetown, Texas 78625

J.E. Wenzinger                               --             --            8,851(c)           1.7%          68,510           1.1%
480 So. Marion Pkwy. #904-A
Denver, Colorado 80209

Officer and Director
Rudy C. Schreider, Jr                        --             --          234,405(d)          44.0%       2,344,050          39.3%
240 West Jessup
Brighton, Colorado 80601

All Officers and Directors
as a Group (1 person)                        --             --          234,405             44.0%       2,344,050          39.3%

(1) Common Stock Equivalents represents the maximum shares of common stock to be issued, assuming: (a) the 523,903 shares of Series A and Series B Preferred Stock were converted to common stock at the ratio of 10 common for each share of Preferred Stock.
(2) Includes 462,890 shares of Series A Convertible Preferred Stock, and 61,013 shares of Series B Convertible Preferred Stock.
(a) Includes 88,628 shares of Series A Preferred Stock; and 8,040 shares of Series B Preferred Stock.
(b)  Represents 16,105 shares of Series A Stock.
(c) Represents 6,251 shares of Series A Preferred Stock; and 2,600 shares of Series B Preferred Stock.
(d) Includes 218,405 shares of Series A Preferred Stock; and 16,000 shares of Series B Preferred Stock.
(e) Includes 79,749 shares of Series A Preferred Stock; and 6,900 shares of Series B Preferred Stock.
(f) Mr. Wenzinger's Series A Preferred Shares are held in the name of Atlas Energy Corp. ("Atlas"), which is a privately-owned Colorado corporation. Mr. Wenzinger (who resigned as an officer and director of the Company on April 12, 1995) is the sole Shareholder and Director of Atlas.
(g) R.C. Schreider, the beneficiary of the Francis Schreider Trust is the parent of Rudy C. Schreider, Jr.; J.E. Wenzinger is the parent of Daniel R. Wenzinger; Messrs. Schreider and Wenzinger disclaim ownership or the right to vote any of these shares.

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

A portion of the 10% Bonus Interest Promissory Notes issued by AGCSI were subscribed to by Messrs. Schreider and Wenzinger and various family members of both. The original investments in the Notes by Messrs. Schreider and Wenzinger was $26,000 and $23,600, respectively. In connection with the issuance of warrants for Common Stock for the release of the Noteholder's security interest in AGCSI's compressors, as of December 31, 1992, Messrs. Schreider and Wenzinger received warrants to purchase 2,638 shares and 5,513 shares, respectively. These warrants expired with payment of the Bonus Notes in 1997, unexercised.

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


ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

          Included in Part II (Item 7) of this report:

          Management's Report in Lieu of Independent Auditor's Report

          Financial Statements:

               Consolidated Balance Sheet at December 31, 1997.

               Consolidated Statements of Operations for each of the two years in the period ended December 31, 1997.

               Consolidated Statement of Changes in Stockholders' Equity for each of the two years in the period ended December 31, 1997.

               Consolidated Statements of Cash Flow (Indirect Method) for each of the two years in the period ended December 31, 1997.

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

     3.4 By-Laws of WEPCo Energy Co., as amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1986).

     3.5 1993 Convertible Preferred Stock Certificate of Designation. (Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1993).

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

DATED:  March 30, 1998

                                   American Atlas Resource Corporation

                                   By: /s/ Rudy C. Schreider, Jr.
                                       -----------------------------------------
                                       Rudy C. Schreider, Jr., President, C.E.O.




Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the dates indicated.




/s/Rudy C. Schreider, Jr.                                         March 30, 1997
---------------------------                                       --------------
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

Consolidated Balance Sheet - December 31, 1997                                 F-3

Consolidated Statements of Operations - for the Years Ended December 31,
     1997 and 1996                                                             F-4

Consolidated Statement of Changes in Stockholders' Equity - for
     the Period from January 1, 1996 through December 31, 1997                 F-5

Consolidated Statements of Cash Flows - for the Years ended December 31,
     1997 and 1996                                                             F-6

Notes to Consolidated Financial Statements                                     F-7

                         MANAGEMENT'S REPORT IN LIEU OF
                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
American Atlas Resource Corporation

We have prepared the accompanying consolidated balance sheet of American Atlas Resource Corporation (formerly WEPCo Energy Co.) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1997 without audit by Independent Auditors. These consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements referred to above have been prepared by the Company without audit. In the opinion of management, these financial statements contain all adjustments necessary to present fairly, in all material aspects, the financial position of American Atlas Resources Corporation and subsidiaries as of December 31, 1997 and the results of our operation and our cash flow for each of the years in two year period ending December 31, 1997, in conformity with generally accepted accounting principles.


Rudy C. Schreider, Jr.







March 30, 1998

              AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          (Formerly WEPCO Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash                                                                     $    76,800
Accounts Receivable (less $10,000 allowance for doubtful accounts)           108,300
Parts and Equipment Inventory                                                 94,600
Prepayments and Other                                                          2,100
                                                                         -----------
TOTAL CURRENT ASSETS                                                         281,800
                                                                         -----------
PROPERTY AND EQUIPMENT:
Oil and Gas Properties, (at cost, on the successful
efforts method of accounting)
Proved Properties                                                          1,653,600
Natural Gas Compressors                                                      948,100
Land and Building                                                            141,900
Automobiles and Trucks                                                       163,600
Shop Machinery, Equipment, Furniture and Fixtures                             79,900
                                                                         -----------
                                                                           2,987,100
Accumulated Depreciation, Depletion and Amortization                      (1,829,700)
                                                                         -----------
                                                                           1,157,400
                                                                         -----------
OTHER ASSETS:                                                                  5,000
                                                                         -----------
TOTAL ASSETS                                                             $ 1,444,200
                                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                    $   329,100
Oil and Gas Revenues Payable                                                 248,400
Production Taxes Payable                                                      31,000
Current Portion of Long-Term Debt                                             29,800
                                                                         -----------
TOTAL CURRENT LIABILITIES                                                    638,300
                                                                         -----------

LONG-TERM DEBT AND OTHER LIABILITIES:
Long-Term Debt                                                                97,100
Production Taxes Payable                                                      69,900
Advances From Joint Owners and Affiliates                                     39,600
                                                                         -----------
                                                                             206,600
                                                                         -----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

STOCKHOLDERS' EQUITY:
Serial Preferred Stock, $.01 par value;
1,000,000 shares authorized:
Series A; 462,890 shares issued and outstanding;
face value $3.82 per share                                                 1,768,200
Series B; 61,013 shares issued and outstanding;
face value $5.00 per share                                                   305,100
Common Stock, $.01 par value; 12,000,000
shares authorized; 720,430 shares issued and outstanding                       7,200
Additional Paid-In Capital                                                 5,312,000
Accumulated Deficit                                                       (6,793,200)
                                                                         -----------
TOTAL STOCKHOLDERS' EQUITY                                                   599,300
                                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                   $ 1,444,200
                                                                         ===========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                                     YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                    1997                  1996
                                                                -----------           -----------
REVENUES:
     Oil and Gas Sales                                          $   154,400           $   225,300
     Compressor Rental Income and Sales                             286,400               239,500
     Gain on Sale of Oil and Gas Properties (Net)                        --                50,900
     Sales and Services of Oil and Gas Field Equipment              778,100               130,100
     Management and Operator Fees                                    35,600                37,300
     Other Income                                                     4,900                 2,500
                                                                -----------           -----------
                                                                  1,259,400               685,600
                                                                -----------           -----------

COSTS AND EXPENSES:
     Oil and Gas Production Costs                                    79,500               132,900
     Compressor Operating Costs                                     258,300               220,500
     Costs of Oil and Gas Field Equipment and Services              626,100               123,900
     Depreciation, Depletion and Amortization                       190,000               172,900
     Write Down of Oil and Gas Properties
          to Estimated Future Net Revenues                               --                   100
     General and Administrative                                     165,000               176,500
     Interest Expense                                                16,300                20,400
                                                                -----------           -----------
                                                                  1,335,200               847,000
                                                                -----------           -----------

INCOME (LOSS) BEFORE TAXES:                                         (75,800)             (161,400)

PROVISION FOR INCOME TAXES:
     Income Tax Benefit (Expense)                                        --                    --
                                                                -----------           -----------

NET PROFIT (LOSS)                                                   (75,800)             (161,400)

LESS PREFERRED DIVIDENDS                                             21,400                21,400
                                                                -----------           -----------

NET PROFIT (LOSS) TO
  COMMON STOCKHOLDERS                                           $   (97,200)          $  (182,800)
                                                                ===========           ===========

NET PROFIT (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                                       $      (.02)          $      (.03)
                                                                ===========           ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                   5,349,300             5,349,300
                                                                ===========           ===========







The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD JANUARY 1, 1996 THROUGH DECEMBER 31, 1997
                                   (UNAUDITED)

                                                          Preferred Stock
                                            Series A                           Series B
                                   Shares            Amount            Shares            Amount
                                   ------            ------            ------            ------
BALANCE, JANUARY 1, 1996            462,890       $ 1,768,200            61,013      $   305,100

Net Loss
                                -----------       -----------       -----------      -----------

BALANCE, DECEMBER 31, 1996          462,890       $ 1,768,200            61,013      $   305,100

Net Loss
                                -----------       -----------       -----------      -----------


BALANCE, DECEMBER 31, 1997          462,890       $ 1,768,200            61,013      $   305,100
                                ===========       ===========       ===========      ===========



                                                                   Additional         Total
                                         Common Stock               Paid-In        Accumulated       Stockholder's
                                   Shares           Amount          Capital          Deficit           Equity
                                -----------      -----------      -----------      -----------       -----------
BALANCE, JANUARY 1, 1996            720,430      $     7,200      $ 5,312,000      $(6,556,000)      $   836,500

Net Loss                                                                              (161,400)         (161,400)
                                -----------      -----------      -----------      -----------       -----------

BALANCE, DECEMBER 31, 1996          720,430      $     7,200      $ 5,312,000      $(6,717,400)      $   675,100

Net Loss                                                                               (75,800)          (75,800)
                                -----------      -----------      -----------      -----------       -----------


BALANCE, DECEMBER 31, 1997          720,430      $     7,200      $ 5,312,000      $(6,793,200)      $   599,300
                                ===========      ===========      ===========      ===========       ===========






The accompanying notes are an integral part of the consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION and SUBSIDIARIES
                          (Formerly WEPCo Energy Co.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  YEARS ENDED DECEMBER 31,
                                                                 -------------------------
                                                                    1997            1996
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss) Income                                         $ (75,800)      $(161,400)
Adjustments to Reconcile Net Profit (Loss) Income to
   Net Cash (Used) Provided by Operating Activities:
     Depreciation, Depletion and Amortization                      190,000         172,900
     Write Down of Oil and Gas Properties
          to Estimated Future Revenues                                  --             100
     Gain on Sale of Oil and Gas Properties                             --         (50,900)
          Bonus Interest                                                --           2,000
                                                                 ---------       ---------

                                                                   114,200         (37,300)
     Changes in Operating Assets/Liabilities:
       Decrease (Increase) in Accounts Receivable                   22,900         (53,200)
       Decrease (Increase) in Parts and Equipment Inventory        (17,800)        (16,600)
       Decrease (Increase) in Prepayments and Other                   (400)           (400)
       (Decrease) Increase in Accounts Payable
         and Accrued Expenses                                      (11,000)         33,800
       (Decrease) Increase in Undistributed Revenue                    100          10,900
       (Decrease) Increase in Production Taxes Payable               7,000         (14,600)
                                                                 ---------       ---------
          NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES        (115,000)        (77,400)
                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Oil and Gas Properties                         --          62,600
   Additions to Oil and gas Properties (Net)                        (6,500)        (11,700)
   Additions to Compressors and Other Equipment                     (1,500)         (5,100)
                                                                 ---------       ---------
          NET CASH (USED) PROVIDED IN INVESTING ACTIVITIES          (8,000)         45,800
                                                                 ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from Notes                                            21,800          38,300
   Payments on Notes                                              (105,900)       (105,700)
                                                                 ---------       ---------
          NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES         (84,100)        (67,400)
                                                                 ---------       ---------

NET (DECREASE) INCREASE IN CASH                                     22,900         (99,000)

CASH, Beginning of Year                                             53,900         152,900
                                                                 ---------       ---------

CASH, End of Year                                                $  76,800       $  53,900
                                                                 =========       =========

SUPPLEMENTAL INFORMATION:
   Cash Paid During the Year For:
          Interest                                               $  59,700       $  18,200
   Net Book Value of Oil and Gas Properties
          exchanged for Account Payable                          $      --       $   1,700

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

     Basis of Presentation -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $356,700 as of December 31, 1997. The continuation of the Company as a going concern is dependent upon obtaining additional long-term debt and/or equity financing, and/or selling property and equipment and achieving and maintaining profitable operations.


     Financial Reporting -- The consolidated financial statements for the years ended December 31, 1997 and 1996 include the accounts of American Atlas and its wholly-owned subsidiaries, States, Schreider and AGCSI. All material intercompany accounts and transactions have been eliminated.

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

     Net (Loss) Income Per Common and Common Equivalent Share -- Net Loss per common share is computed on the basis of the weighted average number of common and common stock equivalent shares outstanding during the period. Common Stock outstanding at December 31, 1997 and 1996, used in the computation of Net (Loss) Income per common share was adjusted to reflect the automatic conversion of the Preferred Stock Series A to Common Stock at December 31, 1994, which was postponed, as accrued dividends in the amount of $79,600 were not declared nor paid by the Company because of liquidity. The Board of Directors has not declared dividend on the Preferred Stock Series B in the amount of $21,400 for the year ending December 31, 1995, and an equal amount in 1996 and 1997 which amount has been deducted from Net Loss in determining Net Loss to Common and Common Equivalent Shares outstanding. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the year ending December 31, 1997 and 1996, due to their effect being antidilutive. All references to per share amounts gives retroactive effect to the 1 for 10 stock split, which became effective March 31, 1995.

2.   RECEIVABLES:

     Receivables consist of the following, at December 31, 1997:

          Accrued Oil and Gas Sales                                   $ 18,800
          Compressor Rental and Sales and Service
               ($10,000 Allowance for Doubtful Accounts)                89,500
                                                                      --------
                                                                      $108,300

3.   NOTES PAYABLE:

     The Company's notes payable and long-term debt consist of the following as of December 31, 1997:


          Brighton Shop (A)                                  75,900
          Notes to the Banks and Finance Company (B)         50,900
          Other                                                 100
                                                          ---------
                                                            126,900
          Less Current Portion                              (29,800)
                                                          ----------
          Total Long-Term Debt                            $  97,100
                                                          ==========

     (A) This note is payable to the seller of the AGCSI's maintenance facility and the Company's corporate offices located in Brighton, Colorado. It is collateralized by a first mortgage on the facility. The note requires monthly payments based upon 8.5% per annum, with principal and interest amortized over 20 years. On October 15, 2001, the unamortized principal balance of $63,000 becomes due.

     (B) In June 1995, the Company purchased a mechanics truck for its Utah compressor operations. The purchase was financed by a $36,000, thirty-six month loan at 7.375% collaterized by the truck. In October 1996, the Company purchased a utility vehicle. The purchase was financed by a $34,800, thirty-six month note at 8.9% collaterized by the vehicle. In October, 1997, the Company purchased a truck to replace the one that was stolen, $21,300 was financed over a thirty-six month term at 8% per annum.

     Minimum principal payments due for the next five years on the notes and long-term debt as of December 31, 1997 are as follows:

          1998                $ 29,800
          1999                  20,700
          2000                  10,500
          2001                  65,900
          2002 and after            --
                              --------
                              $126,900
                              ========

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

     The components of the net deferred tax asset recognized as of December 31, 1997, are as follows:

          Deferred Tax Asset                  $ 1,003,300
          Less Valuation Allowance               (838,800)
                                              -----------
                                                  164,500
          Deferred Tax Liability                 (164,500)
                                              -----------

          Net Deferred Tax Asset              $       -0-
                                              ===========

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

     The amounts which give rise to the net deferred tax asset (liability) as of December 31, are as follows:

                                                      1997                               1996
                                          ------------------------------------------------------------
                                          Liability           Asset           Liability          Asset
                                          ---------           -----           ---------          -----
Excess Book Basis                        $ 1,085,300       $                 $ 1,081,000      $
Excess Book Depreciation                     555,900                             562,000
Excess Book
  Officer's Salary                          (218,000)                           (153,000)
                                         -----------                         -----------
Total Taxable Temporary Differences        1,423,200                           1,490,000
                                         -----------                         -----------
Net Operating Loss Carry Forward                             8,416,000                          8,325,100
                                                           -----------                        -----------

Tax Effect of Temporary Differences      $   483,900       $ 2,861,000       $   506,000      $ 2,830,000
                                         -----------                         -----------
Investment Tax Credit Carry Forward                             90,000                             90,000
                                                           -----------                        -----------
                                                             2,951,000                          2,920,000
Less Valuation Allowance                                    (2,467,100)                        (2,414,000)
                                                           -----------                        -----------
Total Deferred Tax Asset                                       483,900                            506,000
Less Total Deferred Tax Liability                             (483,900)                          (506,000)
                                                           -----------                        -----------
Net Deferred Tax Asset                                     $       -0-                        $       -0-
                                                           ===========                        ===========

     The tax net operating loss carry forwards of approximately $8,325,100 begin to expire in 1997 and continue through 2007. The investment tax credit carry forwards expire 1997 through 2004.

     The components of income tax (benefit) expense are as follows:

                                    Years Ended December 31,
                                    -----------------------
                                     1997           1996
                                    --------       --------
                    Federal:
                            Current       $    -0-       $    -0-
                            Deferred       (25,000)       (55,000)
                            --------       --------
                           $(25,000)      $(55,000)
                            ========       ========

     Total income tax (benefit) expense differed from the amounts computed, by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                            Years Ended December 31,
                                                            ------------------------
                                                               1997          1996
                                                            ---------      ---------
Total Expense Computed by Applying
  the U.S. Statutory Rate                                   $(25,000)     $(55,000)
Income Tax Benefit                                                --            --
Net Increase in Deferred Tax Asset                            25,000       (55,000)
                                                             --------      --------
                                                                -0-           -0-
Alternative Minimum Tax                                           --            --
                                                              --------      --------
                                                              $    -0-      $    -0-
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

     The features of the Series A Preferred Stock issued include: (a) each Series A Preferred share is being convertible to 10 shares of the Company's Common Stock; holders of the Series A Preferred Stock may convert to Common Stock at their option any time or it will automatically be converted on December 31, 1995; and (b) is entitled to a non-cumulative dividend, payable quarterly, at a rate of 6% per annum of the face value of $3.82 per share. The Series A Preferred Stock does not have any liquidation preference; but, is entitled to one vote per share. The automatic conversion of the Series A Preferred Stock has been postponed until management has determined that it has sufficient liquidity to pay the three quarterly dividends totalling $79,600 originally scheduled for 1994.

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

     During 1994 management and the Board of Directors postponed dividend payments until the Company's liquidity position improves. Cumulative but undeclared dividends on the Series B Preferred Stock was $64,200 and $79,600 on the Series A Preferred Stock at December 31, 1997.

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

6.   COMMITMENTS AND CONTINGENT LIABILITIES:

     As general partner of certain managed limited partnerships, the Company is contingently liable for the obligations of the partnerships.

7.   MAJOR CUSTOMERS:

     Major purchasers of the Company's oil and gas, which accounted for more than 10% of the Company's oil and gas sales for the years ended December 31, 1997 and 1996 are as follows:

                            1997         1996
                          -------      -------
          Customer A      $22,300      $71,600
          Customer B       48,400       54,800
          Customer C       18,500       45,900
          Customer D       44,800

     Major purchasers of the Company's natural gas compression services, which accounted for more than 10% of the Company's compressor rental income for the years ended December 31, 1997 and 1996 is

          as follows:         1997         1996
                           ---------    ---------
          Customer A       $  59,900    $  50,400
          Customer B          46,200
          Customer C          31,800

     Major purchasers of oil and gas field services and equipment which accounted for more than 10% for the year ended December 31, 1997 are as follows:

                              1997
                           ---------
          Customer A:        336,000
          Customer B:        310,600
          Customer C:         72,100

8.   RELATED PARTY TRANSACTIONS:


     The Company owed the Wepco Energy 1984 Drilling Program $56,900 and $90,600 as of December 31, 1997 and 1996, respectively.

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

9.   INDUSTRY SEGMENTS AND OIL AND GAS PRODUCING ACTIVITIES:

     The Company operates primarily in (1) oil and gas exploration and development, (2) fabrication and leasing, of natural gas compressors, and
     (3) sales and service of oil and gas field equipment. Summarized financial information concerning the business segments is as follows:

                                                              1997              1996
                                                          -----------       -----------
     Revenues:
          Oil and Gas                                     $   190,000       $   313,500
          Compressor Rental                                   291,300           242,000
          Sale and Service of Oil and Gas field Equipment     778,100           130,100
                                                          -----------       -----------
                                                          $ 1,259,400       $   685,600
                                                          ===========       ===========
     Operating (Loss) Income:
          Oil and Gas                                     $   (42,900)      $   (37,000)
          Compressor Rental                                  (119,700)         (128,200)
          Sale and Service of Oil and Gas Field Equipment      86,700             3,800
                                                          -----------       -----------
                                                          $   (75,900)      $  (161,400
                                                          ===========       ===========
     Identifiable Assets:
          Oil and Gas                                     $   359,400       $   456,000
          Compressor Rental                                   775,700           858,300
          Sale and Service of Oil and Gas Field Equipment      22,300            34,300
                                                          -----------       -----------
                                                          $ 1,157,400       $ 1,348,600
                                                          ===========       ===========
     Depreciation, Depletion and Amortization Expense:
          Oil and Gas                                     $   101,700       $    94,200
          Compressor Rental                                    76,900            76,700
          Sale and Service of Oil and Gas Field Equipment      11,400             2,000
                                                          -----------       -----------
                                                          $   190,000       $   172,900
                                                          ===========       ===========
     Additions to Property and Equipment:
          Oil and Gas                                     $     6,500       $        --
          Compressor Rental                                    (7,700)               --
          Sale and Service of Oil and Gas Field Equipment          --            36,300
                                                          -----------       -----------
                                                          $    (1,200)      $    36,300
                                                          ===========       ===========

Results of operations for oil and gas producing activities are as follows:

                                                       1997            1996
                                                    ---------       ---------
Revenues:
   Oil and Gas Sales                                $ 154,400       $ 225,300

Cost and Expenses:
   Oil and Gas Production Cost                         79,500         132,900
   Depreciation, Depletion and Amortization
      and write down to estimated future value        100,000          94,200
                                                    ---------       ---------
                                                      179,500         227,100

Expired Leases and Exploration Expense                     --             100
                                                    ---------       ---------

Income (Loss) Before Income Taxes                     (25,100)         (1,900)
Income Tax Benefit                                         --              --
                                                    ---------       ---------
Income (Loss) from Oil and Gas
   Producing Activities                             $ (25,100)      $  (1,900)
                                                    =========       =========

     Information relating to costs incurred in oil and gas producing activities for the years ended December 31, is as follows:

                         1997      1996
                         ----      ----
Development costs          --        --


     Aggregate capitalized costs and related accumulated depreciation, depletion and amortization write down to estimated future value relating to oil and gas producing activities for the years ended December 31, is as follows:

                                                      1997              1996
                                                  -----------       -----------
Proved Properties                                 $ 1,653,600       $ 1,647,100

Accumulated Depreciation
  Depletion and Amortization
    and write down to estimated future value       (1,294,200)       (1,194,200)
                                                  -----------       -----------

Net Capitalized Costs                             $   359,400       $   452,900
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

     Reserve quantities and estimated future net revenues are based on estimates prepared by an independent petroleum engineer for 1997, 1996 and 1995. The Company's reserves are all located within the continental United States.

     Following is a summary of the changes in the Company's interest in quantities of proved reserves for the two years ended December 31, 1997.


                                      Oil (Bbls)       Gas (Mcfs)
                                     ----------       ----------
PROVED RESERVES:

Reserves at December 31, 1995           104,400        1,071,400

     Production                          (6,400)         (91,000)
     Sales of Minerals in Place          (3,300)         (55,900)
     Revisions                          (16,100)        (161,300)
                                     ----------       ----------

Reserves at December 31, 1996            78,600          763,200

     Production                          (3,100)         (43,700)
     Sales of Minerals in Place              --               --
     Revisions (10,200)                 (10,200)        (271,000)
                                     ----------       ----------

Reserves at December 31, 1997            65,300          448,500
                                     ==========       ==========

PROVED DEVELOPED RESERVES:

     December 31, 1997                    9,200          224,000
     December 31, 1996                   22,400          538,600
     December 31, 1995                   29,200          695,400

     The standardized measure of discounted future net cash flows and changes therein for the years ended December 31, is as follows:

                                                   1997              1996
                                               -----------       -----------
Future Cash Inflows                            $ 1,898,000       $ 4,466,000
Future Production and Development Costs         (1,211,800)       (2,210,000)
Future Income Tax Expense                               --                --
                                               -----------       -----------
Future Net Cash Flows                              686,200         2,256,000
10% Annual Discount for Estimating Future
   Net Cash Flows                                 (193,500)         (744,000)
                                               -----------       -----------
Standardized Measure of Discounted Future
   Net Cash Flows                              $   492,700       $ 1,512,000
                                               ===========       ===========

     The Company will not incur any future income tax expense due to its net operating loss carry forwards.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                      1997              1996
                                                  -----------       -----------
Standardized Measure, Beginning of Year           $ 1,512,000       $   973,000
Sales and Transfers of Oil and Gas Produced,
  Net of Production Costs                             (74,900)          (93,000)
Net Changes in Prices and Production Costs         (1,095,000)          734,000
Net Change Due to Sale of Minerals in Place                --           (42,000)
Net Change Due to Quantity Revisions                       --          (157,000)
Accretion of Discount                                 151,000            97,000
                                                  -----------       -----------

Standardized Measure, End of Year                 $   492,700       $ 1,512,000
                                                  ===========       ===========



     The foregoing quantity and discounted future net cash flow information is based on prices and costs as of the end of each respective reporting period.

                                  EXHIBIT INDEX



     EXHIBIT
       NO.                     DESCRIPTION                            PAGE
     -------                   -----------                            ----


       27                Financial Data Schedule