Form 10QSB
period 1998-03-31
AMERICAN ATLAS RESOURCE CORP
filed 1998-05-11
CIK 752388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         -------------------------------


For the quarter period ended MARCH 31, 1998                Comm. File# 0-12813
                             --------------                            -------

                       AMERICAN ATLAS RESOURCE CORPORATION
                    -----------------------------------------
                           (Formerly Wepco Energy Co.)
      (Exact name of small business registrant as specified in its charter)


            DELAWARE                                  84-0809164
            --------                                  ----------
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

Class                                             Outstanding at March 31,1998
------------------------------------------------------------------------------
COMMON STOCK $.01 PAR VALUE                                     720,430 SHARES

PREFERRED STOCK                                                 523,903 SHARES *
  * CONVERTIBLE INTO 5,239,030 COMMON SHARES

                       AMERICAN ATLAS RESOURCE CORPORATION
                           (Formerly Wepco Energy Co.)

                Form 10QSB - For the Quarter Ended March 31, 1998



                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

         Item 1.     Financial Statements

                     A.    Consolidated Balance Sheet - March 31, 1998                             3


                     B.    Consolidated Statements of Operations - Three Months
                           ended March 31, 1998 and 1997                                           4

                     C.    Consolidated Statements of Changes in Cash Flows - Three
                           Months Ended March 31, 1998 and 1997                                    5

                     D.    Notes to Consolidated Financial Statements                              6

         Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                   7



PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                9

         Item 2.  Changes in Securities                                                            9

         Item 3.  Defaults Upon Senior Securities                                                  9

         Item 4.  Submission of Matters to a Vote of Security Holders                              9

         Item 5.  Other Information                                                                9

         Item 6.  Exhibits and Reports on Form 8-K                                                 9

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                           (Formerly Wepco Energy Co.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash                                                              $     36,000
     Accounts Receivable (less $10,000 allowance for
        doubtful accounts)                                                   84,900
     Parts and Equipment Inventory                                          118,200
     Prepayments and Other                                                   19,800
                                                                       ------------
             TOTAL CURRENT ASSETS                                           258,900
                                                                       ------------

PROPERTY AND EQUIPMENT:
     Oil and Gas Properties, (at cost on the successful
        efforts method of accounting)
              Proved Properties                                           1,653,700
     Natural Gas Compressors                                                949,400
     Land and Building                                                      141,900
     Automobiles, Trucks and Heavy Equipment                                163,600
     Shop Machinery, Equipment, Furniture and Fixtures                       80,700
                                                                       ------------
                                                                          2,989,300
     Accumulated Depreciation, Depletion and Amortization               (1,876,300)
                                                                       ------------
                                                                          1,113,000
                                                                       ------------

OTHER ASSETS:                                                                 5,000
                                                                       ------------

     TOTAL ASSETS                                                         1,376,900
                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                                  329,600
     Oil and Gas Revenue Payable                                            237,300
     Production Taxes Payable                                                31,000
     Current Portion of Long-Term Debt                                       44,400
                                                                       ------------
             TOTAL CURRENT LIABILITIES                                      642,300
                                                                       ------------

LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-Term Debt                                                          93,000
     Production Taxes Payable                                                61,900
     Advances From Joint Owners and Affiliates                               39,600
                                                                       ------------
                                                                            194,500
                                                                       ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, $.01 par value;
       1,000,000 shares authorized:
       Series A, 462,890 shares issued and
       outstanding; face value $3.82 per share                            1,768,200
       Series B, 61,013 shares issued and outstanding;
       face value $5.00 per share                                           305,100
     Common Stock, $.01 par value; 12,000,000
        shares authorized; 720,043 shares issued
        and outstanding                                                       7,200
     Additional Paid-In Capital                                           5,312,000
     Accumulated Deficit                                                (6,852,400)
                                                                       ------------
             TOTAL STOCKHOLDERS' EQUITY                                     540,100

             TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                                    $  1,376,900
                                                                       ============

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                           (Formerly Wepco Energy Co.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                      1998              1997
                                                                  ----------         -----------
REVENUES:
     Oil and Gas Sales                                            $    31,300        $    60,100
     Compressor Rental Income and Sales                                61,500             77,700
     Gain on Sale of Oil and Gas Properties (Net)                        --                3,000
     Sales and Services of Oil and Gas Field Equipment                 15,700            167,300
     Management and Operator Fees                                      21,500             21,100
     Other Income                                                         200                400
                                                                  -----------        -----------
                                                                      130,200            329,600
                                                                  -----------        -----------
COSTS AND EXPENSES:
     Oil and Gas Production Costs                                      36,300             19,800
     Compressor Operating Costs                                        47,800             74,500
     Costs of Oil and Gas Field Equipment and Services                 16,900            157,000
     Depreciation, Depletion and Amortization                          46,700             45,100
     General and Administrative                                        39,000             49,300
     Interest Expense                                                   2,700              4,800
                                                                  -----------        -----------
                                                                      189,400            350,500
                                                                  -----------        -----------

LOSS INCOME BEFORE TAXES                                              (59,200)           (20,900)

PROVISION FOR INCOME TAXES:
     Income Tax Benefit (Expense)                                        --                 --
                                                                  -----------        -----------
NET LOSS                                                              (59,200)           (20,900)

LESS PREFERRED DIVIDENDS                                               (5,300)            (5,300)
                                                                  -----------        -----------

NET LOSS TO COMMON STOCKHOLDERS                                   $   (64,500)       $   (26,200)
                                                                  ===========        ===========
NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                                         $     (0.01)       $     (0.00)
                                                                  ===========        ===========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                    5,349,300          5,349,300
                                                                  ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN ATLAS RESOURCE CORPORATION AND SUBSIDIARIES
                           (Formerly Wepco Energy Co.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                      1998               1997
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                 $   (59,200)       $   (20,900)
Adjustments to Reconcile Net (Loss) Income to
   Net Cash Provided by Operating Activities:
     Depreciation, Depletion and Amortization                          46,600             45,000
     Gain on Sale of Oil and Gas Properties                              --               (3,000)
     Bonus Interest                                                      --                  400
                                                                  -----------        -----------
                                                                      (12,600)            21,500
     Changes in Operating Assets/Liabilities:
         Decrease (Increase) in Accounts Receivable                    23,400             (7,000)
         Decrease (Increase) in Parts and Equipment
             Inventory                                                (23,600)              --
         Decrease (Increase) in Prepayments and Other                 (17,700)           (18,100)
         Decrease (Increase) in Other Assets                             --                 --
         (Decrease) Increase in Accounts Payable
             and Accrued Expenses                                         400            (30,600)
         (Decrease) Increase in Undistributed Revenue                 (11,000)             1,500
         (Decrease) Increase in Production Taxes Payable               (8,000)           (14,900)
         (Decrease) Increase in Advances from Joint Owners               --                 --
                                                                  -----------        -----------
             NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES         (49,100)           (47,600)
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sale of Oil and Gas Properties                       3,000
     Additions to Oil and Gas Properties (Net)                            100               --
     Additions to Compressors and Other Equipment                      (2,100)              --
                                                                  -----------        -----------
             NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES          (2,200)             3,000
                                                                  -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from Note                                              19,100             22,800
     Payments on Notes                                                 (8,600)           (14,000)
     Payment of Preferred Stock Dividends                                --                 --
                                                                  -----------        -----------
             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          10,500              8,800
                                                                  -----------        -----------

NET (DECREASE) INCREASE IN CASH                                       (40,800)           (35,800)

CASH, Beginning of Year                                                76,800             53,900
                                                                  -----------        -----------

CASH, End of Quarter                                              $    36,000        $    18,100
                                                                  ===========        ===========

SUPPLEMENTAL INFORMATION:
     Cash Paid During the Quarter For Interest                    $     2,700        $     4,700


The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN ATLAS RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of March 31, 1998 and the related consolidated statements of operations for the three months ended March 31, 1998 and 1997, and the consolidated statements of changes in cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and results of operation for the periods then ended except for normal recurring year-end adjustments.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1997 Form 10-KSB. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The operating results of the three months ended March 31, 1998 are not necessarily indicative of those, which the Company may experience for fiscal 1998.


Consolidation:

The financial statements include the accounts of the Company and its wholly owned subsidiaries, States Exploration Co. ("States"), Schreider & Company, Inc. ("Schreider"), and American Gas Compression Services, Inc. ("AGCSI"). All significant intercompany transactions have been eliminated.

Certain reclassifications have been made to the March 31, 1998 statement of operations to conform to the current period's presentation.


Net Loss Per Common and Common Equivalent Share:

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Common Stock equivalents are not included in the weighted average shares or net loss per share calculation for the quarter ended March 31, 1998 and 1997, due to their effect being antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company continues to survive by the contributions of its management and employees. Losses to equity over the last 12 months have been $114,000 before preferred stock dividends of $22,000. The working capital deficit of $383,000 has improved by $76,000 in the past twelve months. At March 1, 1998, Management's accrued salary and related employer's taxes were $235,000. All vendors and secured debtors are being paid on a current basis and there are no creditor actions pending or anticipated at this time. Long-term debt of $137,000 is secured by assets having an original cost of $227,000 of which $142,000 is land and building with the balance being three vehicles.

In summary, the Company has in excess of $1,000,000 assets that are not encumbered by mortgages or other collateral instruments; however, this does not insure availability nor competitive cost of new capital.


Results of Operations:

For the quarter ended March 31, 1998 the Company had a net loss to common shareholders of $64,500 or $0.01 per share after undeclared and unpaid dividends on its Series B Preferred Stock as compared to $26,200 for the quarter ended March 31, 1997.

Oil and gas revenues declined $28,800 to $31,300 for the current quarter, which reflects lowest oil prices in the past 14 years. Production costs increased to $36,300, which represents a $45,000, negative effect between the two periods. Depletion expense on oil and gas properties remained at $25,000 for both the 1998 and 1997 quarter.

Compressor rental revenues and related expenses were both down from the comparable 1997 quarter, but the results were an improvement of $10,500 toward profitability.

Equipment sales were down by $152,000 and costs of sales were down by $140,000. Equipment sales represented a loss of $1,200 for the current quarter compared to a $10,300 gain for the corresponding 1997 quarter.

Depreciation, depletion and amortization remain comparable for the two periods.

General and administrative expenses were down $10,300 chiefly attributable to the loss of its Vernal, Utah sales representative in October 1997 who has not been replaced.

Interest expenses were down $2,100 which represents the repayment of its Bonus Interest Notes in the third quarter of 1997.

In summary, the $8.00 plus drop in oil prices coupled with abnormal operating problems that were concentrated to a single quarter was the largest contributor to the quarter's operation loss of $59,200. Equipment sales or lack there of, was the other prime contributor. Although the Company has quoted sufficient, potential sales, some of which are still pending; customers appear to be concerned about future market conditions for the oil and gas industry.

The Company's loss in the first quarter of $64,500 may not be an indicator of future periods of 1998; however, weakening oil and gas prices may be more than seasonal declines and impede the return to profitable operations.

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


AMERICAN ATLAS RESOURCE CORPORATION



/s/ Rudy C. Schreider, Jr.
-----------------------------------                              May 7, 1998
Rudy C. Schreider, Jr.                Chief Executive Officer    Date
                                      Director


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